Form 10-Q
period 2015-06-30
USA Capital Management Inc.
filed 2015-08-14
CIK 1623019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from          to

Commission file number 000-55309

USA CAPITAL MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	47-2128828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

404 Ave Constitution # 208

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
August 14, 2015

Common Stock, par value $0.0001	3,000,000

Documents incorporated by reference:	None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	3-5

Notes to Unaudited Condensed Financial Statements	6-8

USA Capital Management, Inc.
CONDENSED BALANCE SHEETS

	June 30, 2015 (unaudited)	12/31/2014
ASSETS
Deposits	$1,003	$-
Property and equipment:
Property and equipment, net	272,500	-
Escrow costs, net	2,140	-
Total assets	$275,643	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,003	$-
Total liabilities	$1,003	$-
Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 3,000,000 and 20,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	300	2,000
Discount on common stock	(300)	(2,000)
Additional paid-in capital	280,097	712
Accumulated deficit	(5,458)	(712)
Total stockholders' equity	$274,640	$-
Total liabilities and stockholders' equity	$275,643	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

USA Capital Management, Inc.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Revenue	$-	$-
Expenses:
Homeowners association fees	1,504	1,504
Property/hazard insurance	722	722
Total expenses	$2,226	$2,226
Other expenses:
Depreciation and amortization	2,520	2,520
Total other expenses	2,520	2,520

Net loss	$(4,746)	$(4,746)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	4,779,006	14,723,757

The accompanying notes are an integral part of these unaudited condensed financial statements.

USA Capital Management, Inc.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2015
OPERATING ACTIVITIES
Net loss	$(4,746)
Non-cash adjustments to reconcile net loss to net cash:
Depreciation and amortization	2,520
Changes in Operating Assets and Liabilities:
Increase in deposits	(1,003)
Increase in accounts payable and accrued expenses	1,003
Total adjustments to reconcile net loss to net cash	2,520
Net cash used in operating activities	$(2,226)
FINANCING ACTIVITIES
Shareholder contribution	2,226
Net cash provided by financing activities	$2,226
Net increase in cash	$-
Cash, beginning of period	$-
Cash, end of period	$-

Supplemental cash flow information:
Interest paid	$-
Income tax paid	$-

Non-cash transaction:
Purchase of fixed assets from related party	$277,160

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

USA Capital Management, Inc. ("USA Capital" or "the Company") was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In May 2015, the company converted from a Delaware to a Puerto Rico corporation and moved its principal place of business to San Juan, Puerto Rico. The Company' operations to date have been limited to issuing shares to its shareholders and the purchase of a business office. The Company has applied to the required government departments of Puerto Rico for a tax decree under ACT 20. If granted, the Company will benefit from significant income tax advantages, including a 4% tax on taxable income. The Company will pursue fee generating management contracts which may include carried interest, outside of Puerto Rico. USA Capital Management, Inc. intends to provide management services to Limited Liability Companies that are formed to promote, invest and operate business opportunities globally.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. The results for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash or cash equivalents as of June 30, 2015 and December 31, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015, there were no outstanding dilutive securities.

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

Level 2 inputs are inputs other than quoted prices included within Level 1that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2015.

The Company had a working capital deficiency of $1,003 and an accumulated deficit of $5,458 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 4 - STOCKHOLDERS' EQUITY

On September 25, 2014 the Company issued 20,000,000 founders common stock to two directors and officers.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. 3,000,000 and 20,000,000 shares of common stock and no preferred stock were issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

The Company effected a change in control on May 5, 2015 with the redemption and cancellation of the 20,000,000 shares of outstanding common stock, the resignation of the then officers and directors and the election of Richard Meruelo as President, Secretary and Chief Financial Officer. Richard Meruelo was named director of the Company.

On May 6, 2015, USA Capital issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 100% of the total outstanding 3,000,000 shares of common stock as follows:

Richard Meruelo 3,000,000

NOTE 5 - SUBSEQUENT EVENT

In July 2015, USA Capital Management, Inc. purchased a property for $1,000,000, with the payment arrangement comprising $250,000 down payment and $750,000 in seller financing. The $250,000 was contributed from the Company’s President, Richard Meruelo, as additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USA Capital Management, Inc. (formally known as Oak Valley Acquisition Corp.) was incorporated on September 25, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. USA Capital Management, Inc. ("USA Capital" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company and through the period covered by this report, the Company's operations have been mainly limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

During the period covered by this report, the Company changed its name from Oak Valley Acquisition Corporation to USA Capital Management, Inc. and effected a change in control.

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

3.      On May 6, 2015, the Company issued 3,000,000 shares of its common stock at par representing 100% of the total outstanding 3,000,000 shares of common stock to Richard Meruelo, the sole officer and director of the Company.

The Company has no operations nor does it currently engage in any business activities generating revenues. USA Capital’s principal business objective is to provide management services to stateside businesses.

The anticipated structure involves the Company managing Limited Liability Company’s (LLC’s) that are formed to promote, invest and operate business opportunities globally.

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

The Company converted from a Delaware to a Puerto Rico corporation and moved its principal place of business to San Juan, Puerto Rico. The Company amended its certificate of incorporation to reflect the change in its situs and filed a Form 8-K reporting the change.

In July, 2015, the Company applied for the benefits of Puerto Rico Act 20 which provides tax incentives to local companies exporting services from Puerto Rico to other jurisdictions in and outside the United States.

There is no guarantee the Company will be successful in obtaining the benefits under Act 20.

On May 6, 2015 the Company ratified the acquisition of a real estate property located in San Juan, Puerto Rico in the name of Oak Valley Acquisition Corporation for an aggregate purchase price of $277,160. Its sole stockholder provided the source of funds as additional paid in capital for the acquisition. There were no off-balance sheet arrangements, contractual obligations, or any seasonal aspects of the business that have had a material effect on the financial condition of the Company or results of its operations. Its liquidity and capital resources need will continue to be provided by its sole stockholder or other financing arrangements.

In July, 2015, the Company purchased property for future development at a cost of $1,000,000, paying $250,000 in cash and obtaining seller financing for $750,000. Its sole stockholder provided the source of funds as additional paid in capital.

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

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From inception (September 25, 2014), the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as follows:

On September 25, 2014, the Company issued the following shares of its common stock:

Name	Number of Shares

James Cassidy	10,000,000
James McKillop	10,000,000

On May 5, 2015, the Company redeemed and cancelled the 20,000,000 shares of outstanding common stock.

On May 6, 2015, the Company issued 3,000,000 shares of common stock to its sole officer and director, Richard Meruelo.

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

Dated: August 14, 2015

