Form 10-Q
period 2015-09-30
USA Capital Management Inc.
filed 2015-11-25
CIK 1623019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

787-900-5048

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
November 25, 2015

Common Stock, par value $0.0001	3,000,000

Documents incorporated by reference:	None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	3-5

Notes to Unaudited Condensed Financial Statements	6-9

USA Capital Management, Inc

Unaudited Condensed Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Non-Current Assets
Deposits	$251,003	$-

Property and Equipment:
Land	1,260,000	-
Building, Improvements and Equipment	275,000	-
Less: Accumulated Depreciation	(5,000)	-

Property and Equipment, net of accumulated depreciation	1,530,000	-

Escrow costs	25,451	-
Less: Accumulated Amortization	(248)	-
Escrow Costs, net of accumulated amortization	25,203	-

TOTAL ASSETS	$1,806,206	$-

LIABILITIES and STOCKHOLDERS' EQUITY(DEFICIT)

LIABILITIES

Accounts Payable and Accrued Expenses	$15,951	$-

Total Current Liabilities	15,951	-

Note Payable	750,000	-

TOTAL LIABILITIES	765,951	-

STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	-	-

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 3,000,000 and 20,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	300	2,000

Discount on Common stock	(300)	(2,000)

Additional Paid in Capital	1,074,053	712
Accumulated Deficit	(33,798)	(712)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,040,255	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,806,206	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

USA Capital Management, Inc

Unaudited Condensed Statement of Operations

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015	From September 25, 2014 (inception) through September 30, 2014

Total Operating Revenue	$-	$-	$-

Expenses:
Homeowners Association fees	$(1,003)	$501	-
Property/Liability insurance	750	1,472	-
Utilities - Electricity	1,012	1,012	-
Utilities - Water	995	995	-
Property Taxes	6,040	6,040	-
Professional fees	4,760	4,760	712
Review and Audit fees	4,100	4,100	-
Total Expenses	16,654	18,880	712

Other Expenses:
Depreciation and amortization	2,728	5,248	-
Interest Expense	8,958	8,958	-
Total Other Expenses	11,686	14,206	-

Net Loss	$(28,340)	$(33,086)	$(712)

Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	3,000,000	10,722,894	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

USA Capital Management, Inc.

Unaudited Statement of Cash Flows

	For the Nine Months Ended September 30, 2015	From September 25, 2014 (inception) through September 30, 2014
OPERATING ACTIVITIES
Net loss	$(33,086)	$(712)
Non-cash adjustments to reconcile net loss to net cash:
Depreciation and amortization	5,248	-
Changes in Operating Assets and Liabilities:
Increase in deposits	(251,003)	-
Increase in accounts payable and accrued expenses	15,952	400
Total adjustments to reconcile net loss to net cash	(229,803)	400
Net cash used in operating activities	(262,889)	(312)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	2,000
Proceeds from issuance of stockholders contribution	262,889	312
Net cash provided by financing activities	262,889	2,312

Net increase in cash	-	2,000

Cash, beginning of period	-	-

Cash, end of period	$-	$2,000

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash transaction:
Purchase of fixed assets from related party	$2,310,451	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

USA Capital Management, Inc. ("USA Capital" or "the Company") was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In May 2015, the company converted from a Delaware to a Puerto Rico corporation and moved its principal place of business to San Juan, Puerto Rico. The Company' operations to date have been limited to issuing shares to its shareholders, the purchase of a business office, and the acquisition of various properties for development.  The Company has applied to the required government departments of Puerto Rico for a tax decree under ACT 20-2012. If granted , the Company will benefit from significant income tax advantages, including a 4% tax on taxable income. The Company will pursue fee generating management contracts which may include carried interest, outside of Puerto Rico. USA Capital Management, Inc. intends to provide management services to Limited Liability Companies that are formed to promote, invest and operate business opportunities globally.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. The results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash or cash equivalents as of September 30, 2015 and December 31, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015, there were no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2015.

The Company had a working capital deficiency of $15,952 and an accumulated deficit of $33,798 as of September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

On September 25, 2014 the Company issued 20,000,000 founders common stock to two directors and officers.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, 3,000,000 and 20,000,000 shares of common stock and no preferred stock were issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

There is no commitment or contingency to disclose during the period ended September 30, 2015.

NOTE 6 – PROPERTY PLANT AND EQUIPMENT

The Company has purchased the following through September 30, 2015:

Description	Purchase Date	Purchase Amount
Building	04/01/15	$275,000
Land	07/09/15	$1,000,000
Land	07/29/15	$260,000

These purchases were funded by paid in capital by its sole shareholder.

In August 2015, USA Capital Management, Inc. placed a deposit of $250,000 for the purchase of a property. The purchase is expected to cost $250,000 plus closing expenses and close in November 2015. As of September 30, 2015, that amount is held in deposit. This property is adjacent to the other acquisitions and is part of a comprehensive development plan.

The $250,000 was contributed from the Company’s President, Richard Meruelo, as additional paid-in capital.

NOTE 7 – NOTE PAYABLE

In the negotiation for the closing of the $1,000,000 land purchase, the seller, as an inducement to close escrow quickly, accepted a note for $750,000 at 5% per annum, with interest accruing yearly. The note, which commenced on July 8, 2015, is for 36 months (due and payable on July 8, 2018).

NOTE 8 – RELATED PARTY TRANSACTIONS

The land acquisitions in the quarter ending September 30, 2015 were purchased under Rebuild San Juan-Puerta De Tierra, LLC and Rebuild San Juan-Puerta De Tierra II, LLC, single member LLC’s incorporated in Puerto Rico. USA Capital acquired the LLC’s by its capital contributions of $250,000 and $260,000 respectively.

The purchase cost for each acquisition were as follows:

Rebuild San Juan-Puerta De Tierra, LLC	$1,000,000 (for Land)
Rebuild San Juan-Puerta De Tierra II, LLC	$ 260,000 (for Land)

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

On May 6, 2015, the Company changed its name from Oak Valley Acquisition Corporation to USA Capital Management, Inc. and effected a change in control.

On May 5, 2015, the following events occurred:

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

On May 6, 2015 the Company ratified the acquisition of a real estate property located in San Juan, Puerto Rico in the name of Oak Valley Acquisition Corporation for an aggregate purchase price of $277,160 that will serve as its business office. Its sole stockholder provided the source of funds as additional paid in capital for the acquisition. There were no off-balance sheet arrangements, contractual obligations, or any seasonal aspects of the business that have had a material effect on the financial condition of the Company or results of its operations. Its liquidity and capital resources need will continue to be provided by its sole stockholder or other financing arrangements.

On July 9, 2015, the Company purchased property for future development at a cost of $1,000,000, paying $250,000 in cash and obtaining seller financing for $750,000. Its sole stockholder provided the source of funds as additional paid in capital. The note bears an interest rate of 5% per annum for a period of 36 months, with yearly interest payments.

Additionally, on July 29, 2015 the company purchased an adjacent property at a cost of $260,000 in cash. This property complements the other acquisition and part of an overall development plan. The funding came as additional paid in capital from its sole shareholder.

These acquisitions were purchased under Rebuild San Juan-Puerta De Tierra LLC and Rebuild San Juan-Puerta de Tierra II, LLC, respectively. These are single member LLC’s with USA Capital Management, Inc. as it only member.

Results of Operations for the three months ended September 30, 2015 and the Period from September 25, 2014 (inception) through September 30, 2014

The Company sustained a net loss of $28,340 and $712 for the three months ended September 30, 2015 and for the period September 25, 2014 (inception) to September 30, 2014, respectively. The increase in expenses over last year were a result of the costs associated with the acquisition of the properties, such as property taxes, utilities, property insurance and various other administrative costs. At September 30, 2014, the $712 loss was comprised of administrative costs.

Results of Operations for the nine months ended September 30, 2015 the period from September 25, 2014 (inception) through September 30, 2014

The Company sustained a net loss of $33,086 and $712 for the nine months ended September 30, 2015 and for the period September 25, 2014 (inception) to September 30, 2014, respectively. The increase in expenses were a result of the cost associated from the acquisition of the properties, such as property taxes, utilities, property insurance and various other administrative costs. At September 30, 2014, the $712 loss was comprised of administrative costs.

Liquidity and Capital Resources

The Company used $262,889 and $312 for operating activities for the nine months ended September 30, 2015 and September 30, 2014(from inception of September 23, 2014). In the current quarter, $250,000 was used to place a deposit on an additional property. The company intends to fund its operations and any additional capital expenditures through capital contributions by its sole stockholder.

We had no cash provided by investing activities for the nine months ended September 30, 2015.

During the nine month period ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014, proceeds from financing activities were $262,889 and $2,312, respectively. This was comprised of $262,889 contributions made by shareholder and $2,000 issuance of common stock and $312 contribution made by shareholder, respectively.

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

PART II — OTHER INFORMATION

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
Dated: November 25, 2015