Form 10-K
period 2015-12-31
USA Capital Management Inc.
filed 2016-04-15
CIK 1623019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-55309

USA CAPITAL MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	47-2128828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

404 Ave Constitución # 208

San Juan, Puerto Rico 00901-2251

(Address of principal executive offices) (zip code)

(Registrant's telephone number, including area code): 787-900-5048

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.404 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

$ 0

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
March 22, 2016

Common Stock, par value $0.0001	3,000,000

Documents incorporated by reference:	None

PART I

Item 1. BUSINESS

USA Capital Management, Inc. ("USA Capital" or "the Company" formally Oak Valley Acquisition Corp) was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was originally formed to provide a method for a foreign or domestic private company to become reporting company with a class of securities registered under the Securities Exchange Act of 1934. On September 25, 2014 the Company issued 20,000,000 shares to its two founders and directors. The Company registered its common stock on Form a 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (“the Exchange Act”) and Rule 12(g) thereof.

The Company effected a change in control on May 5, 2015 with the redemption and cancellation of the 20,000,000 shares of outstanding common stock, the resignation of the then officers and directors and the election of Richard Meruelo as President, Secretary and Chief Financial Officer. Richard Meruelo was named the director of the company. On May 6, 2015, the Company issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 to Richard Meruelo.

In May 2015, the Company converted from a Delaware to a Puerto Rico corporation and moved its principal place of business to San Juan, Puerto Rico.

The Company has applied to the required government departments of Puerto Rico for a tax decree under ACT 20-2012. If granted, the Company will benefit from significant income tax advantages, including a 4% tax on taxable income.

The Company has two employees and one officer, director and shareholder.

Item 2. PROPERTIES

The Company purchased office space for an aggregate purchase price of $277,160 in San Juan, Puerto Rico. Its sole stockholder provided the source of funds as additional paid in capital for the acquisition.

On July 9, 2015, the Company purchased property for future development in San Juan, Puerto Rico for $1,000,000, paying $250,000 in cash and obtaining seller financing for $750,000.. Its sole stockholder provided the source of funds as additional paid in capital.

Additionally, on July 29, 2015 the company purchased an adjacent property at a cost of $260,000 in cash. This property complements the other acquisition and is part of an overall development plan. The funding came as additional paid in capital from its sole shareholder.

These development acquisitions were purchased under Rebuild San Juan-Puerta de Tierra, LLC and Rebuild San Juan-Puerta de Tierra II, LLC, respectively. These are single member LLC’s with USA Capital Management, Inc. as its only member.

Item 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities.

The Company has not yet elected to cause the Company’s stock to trade in one or more United States securities markets.

At such a time as it decides, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet quantitative financial requirements. Any equity security of a reporting company not listed on the NASDAQ Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

In general, there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded.

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF		CONSIDERATION
		SHARES

September 25, 2014	James Cassidy	10,000,000	(1)	$1,000

September 25, 2014	James McKillop	10,000,000	(1)	$1,000

May 6, 2015	Richard Meruelo	3,000,000		$300

(1)	Shares redeemed and cancelled on May 5, 2015

The Company declared a cash dividend on December 30, 2015 at $.19 per share, payable on January 10, 2016.

The Company expects that comparable cash dividends will be paid in the future.

Item 6. Selected Financial Data

There is no selected financial data required to be filed for a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

USA Capital Management, Inc. (formally known as Oak Valley Acquisition Corp) was incorporated on September 25, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking.

On May 5, 2015, the following events occurred:

1] The Company redeemed and cancelled an aggregate of 20,000,000 of the then 20,000,000 shares of outstanding stock at redemption price of $.001 per share and cancelled such shares. The then current officers and directors resigned.

2] Richard Meruelo was named President, Secretary, and Chief Financial Officer of the Company.

3] Richard Meruelo was named Director of the Company.

On May 6, 2015, the Company changed its name from Oak Valley Acquisition Corp to USA Capital Management, Inc. and effected a change in control. The Company issued 3,000,000 shares of common stock at par (representing 100% of the total outstanding 3,000,000 shares of outstanding stock) to Richard Meruelo, the sole officer and director of the Company.

The Company expects to manage Limited Liability Company’s (LLC’s) that are formed to promote, invest and operate business opportunities globally.

The Company anticipates that it will develop as a company that provides services that qualifies for tax benefits provided by Act 20 in Puerto Rico. Act 20 provides tax incentives to local companies exporting services from Puerto Rico to other jurisdictions in and outside of the United States. It allows for a reduced 4% income tax rate and a 60% municipal license tax exemption for a 20 year period together with the total income tax exemption on dividends. Advisory services on matters relating to any trade or business; investment banking and other financial services; advertising and public relations; economic, environmental, technological scientific, management, marketing, human resources, information and audit consulting, professional services, development of computer programs and research are among services that qualify for Act 20 tax benefits.

The Company converted from a Delaware to a Puerto Rico corporation and moved its principal of business to San Juan, Puerto Rico. The Company amended its certificate of incorporation to reflect the change in its situs and filed a Form 8-K reporting the change.

In July, 2015, the Company applied for the benefits of Puerto Rico Act 20.

There is no guarantee the Company will be successful in obtaining the benefits under Act 20. Benefits granted, if any, would apply retroactively to the application date.

Results of Operations for the twelve months ended December 31, 2015 and the period from September 25, 2014 (inception) and December 31, 2014.

The Company had net income (loss) of $408,391 and ($712) for the twelve months ended December 31, 2015 and from the period of inception to December 31, 2014, respectively. The Company generated consulting fee revenues of $600,000 for the current year (there were no revenues generated for the period from inception to the year ended December 31, 2014).

The increase in expenses over last year were a result of the costs associated with the acquisition of the properties, such as property taxes, utilities, property insurance and various other legal and administrative costs. The only costs attributable for the period ended December 31, 2014 were Delaware state fees and accounting fees.

Liquidity and Capital Resources

The Company used $792,068 and $712 for operating activities for the twelve months ended

December 31, 2015 and for the period September 25, 2014 (inception) to December 31, 2014, respectively.. The company intends to fund its operations from fees generated. Any deficiencies or additional capital expenditures will be provided through capital contributions by its sole stockholder.

We had no cash provided by investing activities for the twelve months ended December 31, 2015.

During the twelve month period ended December 31, 2015 and the period from September 25, 2014 (inception) through December 31, 2014, proceeds provided by(used in) from financing activities were $198,457 and $712, respectively. This was comprised of $371,543 and $712 contributions by shareholders, respectively.

The Company had no cash provided by investing activities for the twelve months ended December 31, 2015.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December31, 2015 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no change in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Control & Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year by the principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosures controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to day operations of the company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer and its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia, LLP, the independent registered public accounting firm for USA Capital Management, Inc., has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officer, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held
Richard Meruelo	53	President, Secretary, CFO, Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Richard Meruelo serves as the Chief Executive Officer, Secretary, Chief Financial Officer and Director of the Company (since May 5, 2016). From 2011 to the present, Mr. Meruelo has served as the manager of Rebuild Miami, LLC. From 2000 to 2011, Mr. Meruelo was chairman and CEO of Meruelo Maddux Properties, Inc. Mr. Meruelo received his Bachelor of Arts Degree from the University of Southern California in 1986.

Code of Ethics

The Company has not at this time adopted a code of Ethics pursuant to rules described in Regulation S-K. The company has only one person who is the only shareholder, director and officer. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied.

The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance

For reasons similar to those described above the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one shareholder who serves as the corporate director and officers. At such a time as the Company has additional shareholders, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

Item 11. Executive Compensation

The Company’s sole officer and director received compensation for services rendered to the company of $4,000 for the fiscal year ended December 31, 2015. There was no officer or director compensation for the period of September 25, 2014 (inception) to December 31, 2014. Executive compensation is summarized as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total Compensation

Richard Meruelo CEO / CFO	2015	$4,000	-	-	-	-	$4,000

No retirement, pension, profit sharing, stock option or issuance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2015, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have a compensation plans and has not authorized any securities for future issuance. Except as noted, the holder of thereof has sole voting and investment power with respect to the shares shown.

	Name and Address of	Amount of
Title of Class	of Beneficial Owner	Beneficial Ownership	Percent of Stock

Common	Richard Meruelo 404 Ave Constitucion #208 San Juan, Puerto Rico 00901	3,000,000	100%

Item 13. Certain Relationships and Related Transactions and Director Independence

USA Capital Management, Inc. has issued a total of 3,000,000 shares of common stock pursuant to Section 4 (2) of the Securities Act at a discount of $300.00.

USA Capital Management, Inc. is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2015	December 31, 2014

$11,250	$750

Audit-Related Fees

The Company does not currently have an audit committee serving and as a result its director performs the duties of an audit committee. The director will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statements schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company’s Form 10 are incorporated herein by reference.

31       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	1

Audited Financial Statements	2-5

Notes to Financial Statements	6-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

USA Capital Management, Inc.

We have audited the accompanying balance sheets of USA Capital Management, Inc. (the "Company”) as of December 31, 2015 and 2014, and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

April 14, 2016

USA Capital Management, Inc

Consolidated Balance Sheets

	December 31, 2015 (Audited)	December 31, 2014 (Audited)
ASSETS

Current Assets
Cash	$593,611	$-
Deposits	261,003	-
Total Currrent Assets	$854,614	$-

Property and Equipment:
Capitalized costs	102,248
Land	1,267,115	-
Building, Improvements and Equipment	275,000	-
Less: Accumulated Depreciation	(7,500)	-

Property and Equipment, net of accumulated depreciation	1,636,863	-

Escrow costs	25,451	-
Less: Accumulated Amortization	(479)	-
Escrow Costs, net of accumulated amortization	24,972	-

TOTAL ASSETS	$2,516,449	$-

LIABILITIES and STOCKHOLDERS' EQUITY(DEFICIT)

LIABILITIES

Accounts Payable and Accrued Expenses	$738,949	$-

Total Current Liabilities	738,949	-

Note Payable	750,000	-

TOTAL LIABILITIES	1,488,949	-

STOCKHOLDERS' EQUITY (DEFICIT)
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	-	-

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 3,000,000 and 20,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	300	2,000

Discount on Common stock	(300)	(2,000)

Additional Paid in Capital	1,189,821	712
Accumulated Deficit	(162,321)	(712)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,027,500	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$2,516,449	$-

The accompanying notes are an integral part of these audited financial statements.

USA Capital Management, Inc

Consolidated Statements of Operations

	For the Year Ended December 31, 2015	From September 25, 2014 (inception) through December 31, 2014

Consulting Fees	$600,000.00	$-

Expenses:
Salaries & Wages	$7,000.00	$-
Payroll Taxes	669
Payroll Processing fees	25
Homeowners Association fees	501	-
Property/Liability insurance	1,472	-
Utilities - Electricity	2,305	-
Utilities - Water	3,158	-
Property Taxes	12,668	-
Professional fees	104,953	712
Review and Audit fees	15,125	-
Depreciation and amortization	7,979	-
Bank charges	196
Total Expenses	156,051	712

Other Expenses:
Interest Expense	18,542	-
Total Other Expenses	18,542	-

Net Income (Loss) before income taxes	$425,407	$(712)

Income taxes	17,016

Net Income ( Loss)	$408,391	$(712)

Earnings (Loss) Per Share - basic and diluted	$0.05	$(0.00)

Weighted average shares-basic and diluted	8,821,917	20,000,000

The accompanying notes are an integral part of these audited financial statements.

USA Capital Management, Inc.

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2015	From September 25, 2014 (inception) through December 31, 2014
OPERATING ACTIVITIES
Net Income (Loss)	$408,391	$(712)
Non-cash adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	7,979	-
Changes in Operating Assets and Liabilities:
Increase in deposits	(261,003)	-
Increase in accounts payable and accrued expenses	168,949	-
Total adjustments to reconcile net loss to net cash	(84,075)	-
Net cash (used in)provided by operating activities	$324,316	$(712)

INVESTING ACTIVITIES
Increase in capitalized costs	(102,248)
Net cash provided by investing activities	$(102,248)	$-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-
Proceeds from issuance of stockholders contribution	371,543	712
		-
Net cash provided by financing activities	$371,543	$712

Net increase in cash	593,611	-

Cash, beginning of period	-	-

Cash, end of period	$593,611	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash transaction:
Dividends	$570,000
Purchase of fixed assets from related party	$2,317,566	$-

The accompanying notes are an integral part of these audited financial statements.

USA Capital Management, Inc

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Year ended December 31, 2015 and for the period from December 31, 2014

	Common Stock
	Shares	Amount	Discount on Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance as of December 31, 2014	20,000,000	$2,000	$(2,000)	$712	$(712)	$-

Cancellation of common stock	(20,000,000)	(2,000)	2,000			-

Issuance of common stock	3,000,000	300	(300)			-

Additional paid in capital				1,189,109		1,189,109

Net Income ( Loss )					408,391	408,391

Dividends					(570,000)	(570,000)

Balance as of December 31, 2015	3,000,000	$300	$(300)	$1,189,821	$(162,321)	$1,027,500

The accompanying notes are an integral part of these audited financial statements.

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

USA Capital Management, Inc. ("USA Capital" or "the Company") was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In May 2015, the Company converted from a Delaware to a Puerto Rico corporation and moved its principal place of business to San Juan, Puerto Rico. The Company' operations to date have included the issuing shares to its shareholders, the purchase of a business office, the acquisition of various properties for development and entered into management contracts. The Company has applied to the required government departments of Puerto Rico for a tax decree under ACT 20-2012. If granted, the Company will benefit from significant income tax advantages, including a 4% tax on taxable income. The Company will continue to pursue other fee generating management contracts which may include carried interest, outside of Puerto Rico. USA Capital Management, Inc. intends to provide management services to Limited Liability Companies that are formed to promote, invest and operate business opportunities globally.

The Company has two employees and one officer, director and shareholder.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's audited financial statements. Such audited financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying audited financial statements.

USE OF ESTIMATES

The preparation of audited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $593,611 and $0 of cash or cash equivalents as of December 31, 2015 and December 31, 2014, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

EARNINGS PER COMMON SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of December 31, 2015, there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements (audited) on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements (audited) on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE 2 - GOING CONCERN

The Company had working capital of $115,665 and an accumulated deficit of ($162,321) as of December 31, 2015. The Company is generating sufficient cash flows from operations to meet its obligations and maintain its current level of operations.

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern. The audited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, 3,000,000 and 20,000,000 shares of common stock and no preferred stock were issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

There is no commitment or contingency to disclose during the period ended December 31, 2015.

NOTE 6 – PROPERTY PLANT AND EQUIPMENT

The Company has purchased the following through December 31, 2015:

Description	Purchase Date	Purchase Amount
Building	04/01/15	$275,000
Land	07/09/15	$1,000,000
Land	07/29/15	$260,000

These purchases were funded by paid in capital by its sole shareholder and were purchased under Rebuild San Juan-Puerta de Tierra, LLC and Rebuild San Juan-Puerta de Tierra II, LLC. These are single member LLC’s with USA Capital Management, Inc as its only member.

Additionally, the Company has capitalized costs of future purchases in the amount of $102,248.

In August 2015, USA Capital Management, Inc. placed a deposit of $250,000 for the purchase of a property. The purchase is expected to cost $250,000 plus closing expenses. As of December 31, 2015, that amount is held in deposit. This property is adjacent to the other acquisitions and is part of a comprehensive development plan.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The land acquisitions were purchased under Rebuild San Juan-Puerta De Tierra, LLC and Rebuild San Juan-Puerta De Tierra II, LLC, single member LLC’s incorporated in Puerto Rico. USA Capital acquired the LLC’s by its capital contributions of $250,000 and $260,000 respectively and are subsidiaries of the Company.

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
Dated: April 14, 2016