Form 10-Q
period 2016-03-31
USA Capital Management Inc.
filed 2016-05-16
CIK 1623019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at May 16, 2016

Common Stock, par value $0.0001	3,000,000

Documents incorporated by reference:	None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements	2-4

Notes to Unaudited Consolidated Financial Statements	6-9

USA Capital Management, Inc

Consolidated Balance Sheets

ASSETS	March 31, 2016 (Unaudited)	December 31, 2015

Current Assets
Cash	$14,853	$593,611
Accounts receivable	300,000	-
Deposits	261,003	261,003
Total Current Assets	575,856	854,614

Property and Equipment:
Capitalized costs	119,192	102,248
Land	1,267,115	1,267,115
Building, Improvements and Equipment	275,000	275,000
Less: Accumulated Depreciation	(10,000)	(7,500)
Property and Equipment, net of accumulated depreciation	1,651,307	1,636,863

Escrow costs	25,451	25,451
Less: Accumulated Amortization	(710)	(479)
Escrow Costs, net of accumulated amortization	24,741	24,972

TOTAL ASSETS	$2,251,904	$2,516,449

LIABILITIES and STOCKHOLDERS' EQUITY(DEFICIT)

LIABILITIES

Accounts Payable and Accrued Expenses	$203,080	$738,949
Total Current Liabilities	203,080	738,949

Note Payable	750,000	750,000
TOTAL LIABILITIES	953,080	1,488,949

STOCKHOLDERS' EQUITY
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	-	-

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	300	300

Discount on Common stock	(300)	(300)

Additional Paid in Capital	1,208,209	1,189,821
Retained Earnings(Accumulated Deficit)	90,615	(162,321)
TOTAL STOCKHOLDERS' EQUITY	1,298,824	1,027,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$2,251,904	$2,516,449

The accompanying notes are an integral part of these unaudited financial statements.

USA Capital Management, Inc

Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Consulting Fees	$300,000	$-

Expenses:
Salaries & Wages	7,000	-
Payroll Taxes	668	-
Payroll Processing fees	25	-
Utilities - Electricity	127	-
Utilities - Water	1,688	-
Property Taxes	3,552	-
Professional fees	7,425	-
Review and Audit fees	3,675	-
Depreciation and amortization	2,731	-
Bank charges	155	-
Total Expenses	27,046	-

Income from Operations	272,954	-

Other Expenses:
Interest Expense	9,479	-
Total Other Expenses	9,479	-

Net Income (Loss) before income taxes	263,475	-

Income taxes	10,539	-

Net Income ( Loss)	$252,936	-

Earnings (Loss) Per Share - basic and diluted	$0.08	$-

Weighted average shares-basic and diluted	3,000,000	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

USA Capital Management, Inc.

Unaudited Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
OPERATING ACTIVITIES
Net Income	$252,936	$-
Non-cash adjustments to reconcile net income to net cash:
Depreciation and amortization	2,731	-
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(300,000)
Increase(Decrease) in accounts payable and accrued expenses	(535,869)	-
Total adjustments to reconcile net loss to net cash	(833,138)	-
Net cash (used in) operating activities	$(580,202)	$-

INVESTING ACTIVITIES
Increase in capitalized costs	(16,944)
Net cash used in investing activities	$(16,944)	$-

FINANCING ACTIVITIES
Proceeds from issuance of stockholders contribution	18,388
Net cash provided by financing activities	$18,388	$-

Net decrease in cash	(578,758)	-

Cash, beginning of period	593,611	-

Cash, end of period	$14,853	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

USA Capital Management, Inc. ("USA Capital" or "the Company") was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In May 2015, the Company effected a change in control and converted from a Delaware to a Puerto Rico corporation, moving its principal place of business to San Juan, Puerto Rico. The Company’s operations include management consulting services and the acquisition of various properties for development. The Company has applied to the required government departments of Puerto Rico for a tax decree under ACT 20-2012. If granted, the Company will benefit from significant income tax advantages, including a 4% tax on taxable income. The Company will pursue other fee generating management contracts which may include carried interest, outside of Puerto Rico. USA Capital Management, Inc. intends to provide management services to Limited Liability Companies that are formed to promote, invest and operate business opportunities globally.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2016. The results for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

USE OF ESTIMATES

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash of $14,853 as of March 31, 2016 and $593,611 as of December 31, 2015. The Company has no cash equivalents.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2016. Those limits were exceeded at December 31, 2015 by $343,611.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

EARNINGS PER COMMON SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of March 31, 2016, there were no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company started generating revenue in the fourth quarter of 2015 from consulting fees and has operating profits for three months ended March 31, 2016 and for the twelve months ended December 31, 2015.

The Company had working capital of $372,776 and a retained earnings of $90,615 as of

March 31, 2016. The Company's ability to generate sufficient cash flows from operations to meet its obligations will be dependent on its receivable collections. The Company expects to collect on its current receivables during the second quarter.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, 3,000,000 shares of common stock and no preferred stock were issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

There is no commitment or contingency to disclose during the period ended March 31, 2016.

NOTE 6 – PROPERTY PLANT AND EQUIPMENT

The Company has purchased the following through March 31, 2016:

Description	Purchase Date	Purchase Amount
Building	04/01/15	$275,000
Land	07/09/15	$1,267,115
Accumulated Depreciation		$(10,000)
Total Property & Equipment, net		$1,532,115

These purchases were funded by paid in capital by its sole shareholder and were purchased under Rebuild San Juan-Puerta de Tierra, LLC and Rebuild San Juan-Puerta De Tierra II, LLC. These are single member LLC’s with USA Capital Management, Inc. as its only member.

Additionally, the Company has capitalized legal costs of future purchases in the amount of $119,192 .

In August 2015, USA Capital Management, Inc. placed a deposit of $250,000 for the purchase of a property. The purchase is expected to cost $250,000 plus closing expenses. As of March 31, 2016, that amount is held in deposit. This property is adjacent to the other acquisitions and is part of a comprehensive development plan.

The $250,000 was contributed from the Company’s President, Richard Meruelo, as additional paid-in capital.

Additionally, a separate deposit was made on another parcel on December 1, 2015 for $10,000. This amount was also contributed as additional paid-in capital from its sole shareholder.

The Company had $2,500 and $0 depreciation expense for March 31 2016 and March 31, 2015.

NOTE 7 – NOTE PAYABLE

In the negotiation for the closing of the $1,000,000 land purchase, the seller, as an inducement to close escrow quickly, accepted a note for $750,000 at 5% per annum, with interest accruing yearly. The note, which commenced on July 8, 2015, is for 36 months (due and payable on July 8, 2018). It is collaterized by the real estate purchased.

NOTE 8 – RELATED PARTY TRANSACTIONS

The land acquisitions in the quarter ending September 30, 2015 were purchased under Rebuild San Juan-Puerta De Tierra, LLC and Rebuild San Juan-Puerta De Tierra II, LLC, single member LLC’s incorporated in Puerto Rico (with the Company as its only member). USA Capital acquired the LLC’s by its capital contributions of $250,000 and $260,000 respectively.

The cost of land purchased under each entity were as follows:

Rebuild San Juan-Puerta De Tierra, LLC	$1,007,115
Rebuild San Juan-Puerta De Tierra II, LLC	$260,000

The consulting fees generated by the Company are with entities affiliated with/related to the sole shareholder of USA Capital Management, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is now generating consulting revenues as its principal source of income and continues its business objective to provide management services to stateside businesses.

The anticipated structure also involves the Company managing Limited Liability Company’s (LLC’s) that are formed to promote, invest and operate business opportunities globally.

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

Results of Operations for the three months ended March 31, 2016 and March 31, 2015.

The Company had net income of $252,936 and $0 for the three months ended March 31, 2016 and March 31, 2015, respectively. The increase in expenses over last year were a result of the costs associated with the acquisition of the properties, such as property taxes, utilities, property insurance and various other administrative costs.

At March 31, 2015, the Company did not engage in any operations nor did it have any expenses.

Liquidity and Capital Resources

The Company used $580,202 and $0 for operating activities for the three months ended March 31, 2016 and March 31, 2016. The company intends to fund its operations from fees generated. Any deficiencies or additional capital expenditures will be provided through capital contributions by its sole stockholder.

The Company used $16,944 and $102,248 from investing activities for the three months ended March 31, 2016 and December 31, 2015, respectively.

During the three month period ended March 31, 2016 and the March 31, 2015, proceeds from financing activities were $18,388 and $0, respectively. The $18,388 was comprised of contributions made by shareholder for the quarter ended March 31, 2016.

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

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 16, 2016

