Form 10-Q
period 2016-06-30
USA Capital Management Inc.
filed 2016-08-15
CIK 1623019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

787-900-5048

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Outstanding at
Class	August 15, 2016
Common Stock, par value $0.0001	3,000,000

Documents incorporated by reference: None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements	3-5

Notes to Unaudited Consolidated Financial Statements	6-9

USA Capital Management, Inc

Consolidated Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015

ASSETS

Current Assets
Cash	$198,615	$593,611
Accounts receivable	400,000	-
Deposits	261,003	261,003
Total Currrent Assets	859,618	854,614

Property and Equipment:
Capitalized costs	154,075	102,248
Land	1,267,115	1,267,115
Building, Improvements and Equipment	275,000	275,000
Less: Accumulated Depreciation	(12,500)	(7,500)
Property and Equipment, net of accumulated depreciation	1,683,690	1,636,863

Escrow costs	25,451	25,451
Less: Accumulated Amortization	(942)	(479)
Escrow Costs, net of accumulated amortization	24,509	24,972

TOTAL ASSETS	$2,567,817	$2,516,449

LIABILITIES and STOCKHOLDERS’ EQUITY(DEFICIT)

LIABILITIES

Accounts Payable and Accrued Expenses	$277,747	$738,949
Total Current Liabilities	277,747	738,949

Note Payable	750,000	750,000
TOTAL LIABILITIES	1,027,747	1,488,949

STOCKHOLDERS’ EQUITY
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	-	-

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	300	300

Discount on Common stock	(300)	(300)

Additional Paid in Capital	1,228,209	1,189,821
Retained Earnings(Accumulated Deficit)	311,861	(162,321)
TOTAL STOCKHOLDERS’ EQUITY	1,540,070	1,027,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$2,567,817	$2,516,449

The accompanying notes are an integral part of these unaudited financial statements.

USA Capital Management, Inc

Unaudited Condensed Statement of Operations

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015

Consulting Fees, related party	$300,000	$600,000	$-	$-

Expenses:
Salaries & wages	$7,000	$14,000	$-	$-
Payroll taxes	653	1,321	-	-
Payroll processing fees	125	150	-	-
Utilities	2,482	4,297	-	-
Property taxes	3,510	7,062	-	-
Property insurance	-	-	722	722
Tax & Licenses	7,157	7,157	-	-
Municipal & state taxes	130	130	-	-
Legal and professional fees	29,719	37,144	-	-
Review and audit fees	3,675	7,350	-	-
Homeowners association fees			1,504	1,504
Depreciation & amortization	2,732	5,463	2,520	2,520
Office supplies	997	997	-	-
Bank charges	161	316	-	-
Total Expenses	58,341	85,387	4,746	4,746

Income(Loss) from Operations	241,659	514,613	(4,746)	(4,746)

Other Expenses:
Interest Expense	9,479	18,958	-	-
Total Other Expenses	9,479	18,958	-	-

Net Income (Loss) before income taxes	232,180	495,655	(4,746)	(4,746)

Income taxes	10,934	21,473	-	-

Net Income ( Loss)	$221,246	$474,182	$(4,746)	$(4,746)

Earnings (Loss) Per Share - basic and diluted	$0.07	$0.16	$-	$-

Weighted average shares-basic and diluted	3,000,000	3,000,000	4,779,006	14,723,757

The accompanying notes are an integral part of these unaudited financial statements.

USA Capital Management, Inc.

Unaudited Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
OPERATING ACTIVITIES
Net Income(Loss)	$474,182	$(4,746)
Non-cash adjustments to reconcile net income to net cash:
Depreciation and amortization	5,463	2,520
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(400,000)	-
Increase in deposits	-	(1,003)
Increase(Decrease) in accounts payable and accrued expenses	(461,202)	1,003
Total adjustments to reconcile net loss to net cash	(855,739)	2,520
Net cash (used in) operating activities	$(381,557)	$(2,226)

INVESTING ACTIVITIES
Increase in capitalized costs	(51,827)	-
Net cash used in investing activities	$(51,827)	$-

FINANCING ACTIVITIES
Proceeds from issuance of stockholders contribution	38,388	2,226
Net cash provided by financing activities	$38,388	$2,226

Net decrease in cash	(394,996)	-

Cash, beginning of period	593,611	-

Cash, end of period	$198,615	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-Cash transaction:
Purchase of Fixed assets from related party	$-	$277,160

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

USA Capital Management, Inc. (“USA Capital” or “the Company”) was incorporated on September 25, 2014 and is a Puerto Rican corporation with its principal place of business in San Juan, Puerto Rico. The Company’s operations include management consulting services and the acquisition of various properties for development. The Company has been granted tax benefits in Puerto Rico under ACT 20-2012. This allows the Company to benefit from significant income tax advantages, including a 4% tax on taxable income. The Company will pursue other fee generating management contracts which may include carried interest, outside of Puerto Rico. USA Capital Management, Inc. intends to provide management services to Limited Liability Companies that are formed to promote, invest and operate business opportunities globally.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2016. The results for the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash of $198,615 as of June 30, 2016 and $593,611 as of December 31, 2015. The Company has no cash equivalents.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016. Those limits were exceeded at December 31, 2015 by $343,611.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

EARNINGS PER COMMON SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of June 30, 2016, there were no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company started generating revenue in the fourth quarter of 2015 from consulting fees and has operating profits for the six months ended June 30, 2016 and for the twelve months ended December 31, 2015.

The Company had working capital of $581,871 and a retained earnings of $311,861 as of June 30, 2016. The Company’s ability to generate sufficient cash flows from operations to meet its obligations will be dependent on its receivable collections. The Company collected on its current receivables during the second quarter and expects to further collect on its receivable balance.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company’s financial statements.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, 3,000,000 shares of common stock and no preferred stock were issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.

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

On May 6, 2015, USA Capital issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 100% of the total outstanding 3,000,000 shares of common stock as follows:

Richard Meruelo	3,000,000

NOTE 5 – PROPERTY PLANT AND EQUIPMENT

The Company has purchased the following through June 30, 2016:

Description	Purchase Date	Purchase Amount
Building	04/01/15	$275,000
Land	07/09/15	$1,267,115
Accumulated Depreciation		$(12,500)
Total Property & Equipment, net		$1,529,615

These purchases were funded by paid in capital by its sole shareholder and were purchased under Rebuild San Juan-Puerta de Tierra, LLC and Rebuild San Juan-Puerta De Tierra II, LLC. These are single member LLC’s with USA Capital Management, Inc. as its only member.

Additionally, the Company has capitalized legal costs of future purchases in the amount of $154,075.

In August 2015, USA Capital Management, Inc. placed a deposit of $250,000 for the purchase of a property. The purchase is expected to cost $250,000 plus closing expenses. As of June 30, 2016, that amount is held in deposit. This property is adjacent to the other acquisitions and is part of a comprehensive development plan.

The $250,000 was contributed from the Company’s President, Richard Meruelo, as additional paid-in capital.

Additionally, a separate deposit was made on another parcel on December 1, 2015 for $10,000. This amount was also contributed as additional paid-in capital from its sole shareholder.

The Company had $5,000 and $2,500 depreciation expense for June 30, 2016 and June 30, 2015.

NOTE 6 – NOTE PAYABLE

In the negotiation for the closing of the $1,000,000 land purchase, the seller, as an inducement to close escrow quickly, accepted a note for $750,000 at 5% per annum, with interest accruing yearly. The note, which commenced on July 8, 2015, is for 36 months (due and payable on July 8, 2018). It is collaterized by the real estate purchased.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

The consulting fees generated by the Company are $600,000 as of June 30, 2016 with entities affiliated/related to the sole shareholder of USA Capital Management, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USA Capital Management, Inc. (formally known as Oak Valley Acquisition Corp.) was incorporated on September 25, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. USA Capital Management, Inc. (“USA Capital” or the “Company”) is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

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

On June 23, 2016 the Company was granted tax benefits provided by Act 20 in Puerto Rico which allows a reduced 4% income tax rate and 60% municipal license tax exemption for a 20 year period together with the total income tax exemption on dividends. Advisory services on matters relating to any trade or business; investment banking and other financial services; advertising and public relations; economic, environmental, technological scientific, management, marketing, human resources, information and audit consulting, professional services; development of computer programs and research are among the services that qualify for Act 20 tax benefits.

The Company converted from a Delaware to a Puerto Rico corporation and moved its principal place of business to San Juan, Puerto Rico. The Company amended its certificate of incorporation to reflect the change in its situs and filed a Form 8-K reporting the change.

Results of Operations for the three months ended June 30, 2016 and June 30, 2015.

The Company had net income of $221,246 and a net loss of ($4,746) for the three months ended June 30, 2016 and June 30, 2015, respectively. The increase in expenses over last year were a result of the costs associated with the operations of the Company, such as wages, property taxes, utilities, legal fees and various other administrative costs.

The expenses at June 30, 2015 were limited to costs associated with the purchase of properties and depreciation. The Company had not yet engaged in any operations for the period ended June 30, 2015.

Results of Operations for the six months ended June 30, 2016 and June 30, 2015.

The Company had net income of $474,182 and a net loss of ($4,746) for the six months ended June 30, 2016 and June 30, 2015, respectively. In the current year, USA Capital is operating and generating revenues from consulting fees. The increase in expenses over last year were a result of the costs associated with the operations of the Company, such as wages, property taxes, utilities, legal fees and various other administrative costs.

The expenses at June 30, 2015 were limited to costs associated with the purchase of properties and depreciation. The Company had not yet engaged in any operations for the six months ended June 30, 2015.

Liquidity and Capital Resources

The Company used $381,557 and $2,226 for operating activities for the six months ended June 30, 2016 and June 30, 2015. The company intends to fund its operations from fees generated. Any deficiencies or additional capital expenditures will be provided through capital contributions by its sole stockholder.

The Company used $51,827 and $0 from investing activities for the six months ended June 30, 2016 and June 30, 2015, respectively.

During the six month period ended June 30, 2016 and the June 30, 2015, proceeds from financing activities were $38,388 and $2,226 respectively. The $38,388 was comprised of contributions made by shareholder for the six months ended June 30, 2016.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who was also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 15, 2016

