Form 10-Q
period 2016-09-30
USA Capital Management Inc.
filed 2016-11-14
CIK 1623019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number    000-55309

USA CAPITAL MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	47-2128828
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

404 Ave Constitucion # 208

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
Class	November 14, 2016
Common Stock, par value $0.0001	3,000,000

Documents incorporated by reference: None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements	3-5

Notes to Unaudited Consolidated Financial Statements	6-9

USA Capital Management, Inc

Consolidated Balance Sheets

ASSETS	September 30, 2016 (Unaudited)	December 31, 2015

Current Assets
Cash	$353,976	$593,611
Accounts receivable	500,000	-
Deposits	11,003	261,003
Total Currrent Assets	864,979	854,614

Property and Equipment:
Capitalized costs	154,030	102,248
Land	1,529,455	1,267,115
Building, Improvements and Equipment	275,000	275,000
Less: Accumulated Depreciation	(15,000)	(7,500)
Property and Equipment, net of accumulated depreciation	1,943,485	1,636,863

Escrow costs	25,451	25,451
Less: Accumulated Amortization	(1,173)	(479)
Escrow Costs, net of accumulated amortization	24,278	24,972

TOTAL ASSETS	$2,832,742	$2,516,449

LIABILITIES and STOCKHOLDERS' EQUITY(DEFICIT)

LIABILITIES

Accounts Payable and Accrued Expenses	$309,159	$738,949
Total Current Liabilities	309,159	738,949

Note Payable	750,000	750,000
TOTAL LIABILITIES	1,059,159	1,488,949

STOCKHOLDERS' EQUITY
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2016 and	-	-
December 31, 2015, respectively.

Common Stock, $0.0001 par value, 100,000,000 shares authorized;
3,000,000 shares issued and outstanding as of March 31, 2016	300	300
and December 31, 2015, respectively

Discount on Common stock	(300)	(300)

Additional Paid in Capital	1,231,634	1,189,821
Retained Earnings(Accumulated Deficit)	541,949	(162,321)
TOTAL STOCKHOLDERS' EQUITY	1,773,583	1,027,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$2,832,742	$2,516,449

The accompanying notes are an integral part of these  unaudited financial statements.

USA Capital Management, Inc

Unaudited Condensed Statement of Operations

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015

Consulting Fees, related party	$300,000	$900,000	$-	$-

Expenses:
Salaries & wages	$15,333	$29,333	$-	$-
Payroll taxes	1,602	2,923	-	-
Payroll processing fees	200	350	-	-
Utilities	1,610	5,907	2,007	2,007
Property taxes	4,156	11,218	6,040	6,040
Property insurance	750	750	750	1,472
Tax & Licenses	325	7,482	-	-
Municipal & state taxes	12	142	-	-
Legal and professional fees	19,545	56,689	4,760	4,760
Review and audit fees	3,775	11,125	4,100	4,100
Homeowners association fees			(1,003)	501
Depreciation & amortization	2,731	8,194	2,728	5,248
Office supplies	-	997	-	-
Bank charges	205	521	-	-
Total Expenses	50,244	135,631	19,382	24,128

Income(Loss) from Operations	249,756	764,369	(19,382)	(24,128)

Other Expenses:
Interest Expense	9,584	28,542	8,958	8,958
Total Other Expenses	9,584	28,542	8,958	8,958

Net Income (Loss) before income taxes	240,172	735,827	(28,340)	(33,086)

Income taxes	10,085	31,558	-	-

Net Income ( Loss)	$230,087	$704,269	$(28,340)	$(33,086)

Earnings (Loss) Per Share - basic and diluted	$0.08	$0.23	$-	$-

Weighted average shares-basic and diluted	3,000,000	3,000,000	3,000,000	10,722,894

The accompanying notes are an integral part of these unaudited financial statements.

USA Capital Management, Inc.

Unaudited Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
OPERATING ACTIVITIES
Net Income(Loss)	$704,269	$(33,086)
Non-cash adjustments to reconcile net income to net cash:
Depreciation and amortization	8,194	5,248
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(500,000)	-
(Increase)Decrease in deposits	250,000	(251,003)
Increase(Decrease) in accounts payable and accrued expenses	(429,790)	15,952
Total adjustments to reconcile net loss to net cash	(671,596)	(229,803)
Net cash provided from (used in) operating activities	$32,673	$(262,889)

INVESTING ACTIVITIES
Increase in capitalized costs	(51,781)	-
Net cash used in investing activities	$(51,781)	$-

FINANCING ACTIVITIES
Proceeds(Uses) from issuance of stockholders contribution	(220,527)	262,889
Net cash provided(Used) by financing activities	$(220,527)	$262,889

Net decrease in cash	(239,635)	-

Cash, beginning of period	593,611	-

Cash, end of period	$353,976	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-Cash transaction:
Purchase of Fixed assets from related party	$262,340	$2,310,451

The accompanying notes are an integral part of these  unaudited financial statements.

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

USA Capital Management, Inc. ("USA Capital" or "the Company") was incorporated on September 25, 2014 and is a Puerto Rican corporation with its principal place of business in San Juan, Puerto Rico. The Company’s operations include management consulting services and the acquisition of various properties for development. The Company has been granted tax benefits in Puerto Rico under ACT 20-2012. This allows the Company to benefit from significant income tax advantages, including a 4% tax on taxable income. The Company will pursue other fee generating management contracts which may include carried interest, outside of Puerto Rico. USA Capital Management, Inc. intends to provide management services to Limited Liability Companies that are formed to promote, invest and operate business opportunities globally.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2016. The results for the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash of $353,976 as of September 30, 2016 and $593,611 as of December 31, 2015. The Company has no cash equivalents.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016 and December 31, 2015 by $103,976 and $343,611  respectively.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

EARNINGS PER COMMON SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of September 30, 2016, there were no outstanding dilutive securities.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, 3,000,000 shares of common stock and no preferred stock were issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

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

On May 6, 2015, USA Capital issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 100% of the total outstanding 3,000,000 shares of common stock as follows:

Richard Meruelo	3,000,000

 NOTE 4 – PROPERTY

The Company has purchased the following through September 30, 2016:

Description	Purchase Date	Purchase Amount
Building	04/01/15	$275,000
Land	07/09/15	$1,267,115
Land	08/31/16	$262,340
Accumulated Depreciation		$(15,000)
Total Property & Equipment, net		$1,789,455

These purchases were funded by paid in capital by its sole shareholder and were purchased under Rebuild San Juan-Puerta de Tierra, LLC and Rebuild San Juan-Puerta De Tierra II, LLC. These are single member LLC’s with USA Capital Management, Inc. as its only member.

Additionally, the Company has capitalized legal costs of future purchases in the amount of $154,030.

In August 2016, USA Capital Management, Inc. purchased the parcel of land it had on deposit. The total cost including closing and legal expenses was $262,340. This property is part of the Company’s comprehensive development plan. The $252,675 of the cost was originally contributed from the Company’s President, Richard Meruelo, as additional paid-in capital.

Additionally, a separate deposit was made on another parcel on December 1, 2015 for $10,000. This amount was also contributed as additional paid-in capital from its sole shareholder.

The Company had $7,500 and $5,000 depreciation expense for September 30, 2016 and September 30, 2015.

NOTE 5 – NOTE PAYABLE

In the negotiation for the closing of the $1,000,000 land purchase, the seller, as an inducement to close escrow quickly, accepted a note for $750,000 at 5% per annum, with interest accruing yearly. The note, which commenced on July 8, 2015, is for 36 months (due and payable on July 8, 2018). It is collaterized by the real estate purchased.

NOTE 6 – RELATED PARTY TRANSACTIONS

The land acquisitions were purchased under Rebuild San Juan-Puerta De Tierra, LLC and Rebuild San Juan-Puerta De Tierra II, LLC, single member LLC’s incorporated in Puerto Rico (with the Company as its only member). USA Capital acquired the LLC’s by its capital contributions of $250,000 and $260,000 respectively.

The cost of land purchased under each entity were as follows:

Rebuild San Juan-Puerta De Tierra, LLC	$1,007,115
Rebuild San Juan-Puerta De Tierra II, LLC	$522,340

The consulting fees generated by the Company are $900,000 as of September 30, 2016 with entities affiliated/related to the sole shareholder of USA Capital Management, Inc.

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

Results of Operations for the three months ended September 30, 2016 and September 30, 2015.

The Company had net income of $230,087 and a net loss of ($28,340) for the three months ended September 30, 2016 and September 30, 2015, respectively. The current quarter reflects consulting revenues of $300,000 and $0 for the prior year quarter. The Company had increase in quarterly expenses of $31,488 over last year (before taxes). This increase is primarily due to salaries and legal expenses of $30,118 and $1,370 of various other administrative costs.

Results of Operations for the nine months ended September 30, 2016 and September 30, 2015.

The Company had net income of $704,269 and a net loss of ($33,086) for the nine months ended September 30, 2016 and September 30, 2015, respectively. In the current year, USA Capital has operating revenues from consulting fees of $900,000 ($0 at September 30, 2015). Total expenses at September 30, 2016 were at $164,173(before taxes) and $33,086 for September 30, 2015. This increase in expenses over last year was a result of a full nine months of operations in 2016, compared to only three months of operations at September 30, 2015. In addition, the Company had increase in costs of salaries and legal expenses.

Liquidity and Capital Resources

The Company’s operating activities provided $32,673 for the nine months ended September 30, 2016 and used ($262,889) for the nine months ended September 30, 2015. The company intends to fund its operations from fees generated and receivable collections. Any deficiencies or additional capital expenditures will be provided through capital contributions by its sole stockholder.

The Company used $51,781 and $0 from investing activities for the nine months ended September 30, 2016 and

September 30, 2015, respectively.

For the nine month period ended September 30, 2016, USA Capital used $220,527 from financing activities. This was primarily a result of purchase of land in the current quarter. The Company had proceeds of $262,889 from such financing activities for the nine months ended September 30, 2015, comprised of contributions from its stockholder.

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

Dated: November 14, 2016