Form 10-K
period 2016-12-31
USA Capital Management Inc.
filed 2017-03-27
CIK 1623019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

☐ Yes ☒ No

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

$ 0

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at March 15, 2017

Common Stock, par value $0.0001	3,000,000

Documents incorporated by reference:	None

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

In June 2016, the Company was granted tax benefits by the government of Puerto Rico under the provisions of ACT 20-2012. Under the Act, the Company will benefit from significant tax advantages, including a 4% tax on taxable income.

In 2016, the Company had three employees and one officer, director and shareholder (two employees in 2015).

Item 2. PROPERTIES

There was one property purchased in 2016 and three in 2015. In August, 2016, the Company purchased a parcel of land for $252,029 that is adjacent to the parcels previously acquired and complements the previous acquisitions. It was paid in full largely with the $250,000 deposit the Company had in escrow. In 2015, the Company purchased property that is being utilized as office space and two additional parcels of land that it intends to develop. Those purchases were paid in the form of seller financing and cash from additional paid in capital from its sole shareholder. The 2015 purchases totaled $1,535,000.

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

The Company declared cash dividends for approximately $.06 per share and $.19 in December, 2016 and December, 2015, respectively. The Company expects that comparable cash dividends will be paid in the future.

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

The Company qualified for tax benefits provided by Act 20 in Puerto Rico in June, 2016. Act 20 provides tax incentives to local companies exporting services from Puerto Rico to other jurisdictions in and outside of the United States. It allows for a reduced 4% income tax rate and a 60% municipal license tax exemption for a 20 year period together with the total income tax exemption on dividends. Advisory services on matters relating to any trade or business; investment banking and other financial services; advertising and public relations; economic, environmental, technological scientific, management, marketing, human resources, information and audit consulting, professional services, development of computer programs and research are among services that qualify for Act 20 tax benefits.

Results of Operations for the twelve months ended December 31, 2016 and December 31, 2015.

The Company had net income of $1,664,388 and $408,391 for the twelve months ended December 31, 2016 and December 31, 2015, respectively. The Company generated consulting fee revenues of $2,000,000 in 2016 and $600,000 in 2015. Revenue increases were a result of a full year of fees in 2016 versus approximately six months of fee generation in 2015, along with an addition to its customer base.

Similarly, increases in expenses over last year were a result of twelve months of operation expenses in 2016 and only six months of operation expenses in 2015. Additionally, administrative cost such as salaries, audit and review costs, and municipal taxes incremented over the prior year. The resulting net income increase over last year accounted for the approximately $54,544 of additional income taxes at December 31, 2016.

Liquidity and Capital Resources

Operating activities provided cash of $1,556,078 for the twelve months ended December 31, 2016 and $324,316 for December 31, 2015. The company continues to fund its operations from fees generated. Any additional capital expenditures will be provided through capital contributions by its sole stockholder.

Investing activities used for the twelve months ended December 31, 2016 and December 31, 2015 were $34,630 and $102,248, respectively. These are capitalized legal cost incurred in the negotiation and pursuit of other developmental properties. Such costs are expected to decrease over the coming year.

During the twelve month period ended December 31, 2016, the Company used $220,527 from its financing activities to purchase the sole parcel of land it acquired (the funds were provided from its sole shareholder). The December 31, 2015 results from financing activities was $371,543 that were also used for purchases of land.

For the years ended December 31, 2016 and December 31, 2015, the Company had working capital (deficit) of $(240,178) and $115,665. In December, 2016, the Company paid dividends of $1,776,000.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2016 are attached hereto.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer and its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officer, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held
Richard Meruelo	54	President, Secretary, CFO, Director

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

Item 11. Executive Compensation

The Company’s sole officer and director received compensation for services rendered to the company of $16,300 and $4,000 for the fiscal years ended December 31, 2016 and December 31, 2015. Executive compensation is summarized as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total Compensation

Richard Meruelo CEO / CFO	2016	$16,300	-	-	-	-	$16,300

No retirement, pension, profit sharing, stock option or issuance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2016, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company.

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

December 31, 2016	December 31, 2015

$30,025	$15,125

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

31   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	9

Consolidated Financial Statements	10-13

Notes to Consolidated Financial Statements	14-17

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

USA Capital Management, Inc.

404 Ave. Constitucion #208

San Juan, Puerto Rico 00901-2237

Report on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USA Capital Management, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, at December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Newport Beach, California

March 27, 2017

USA Capital Management, Inc

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS

Current Assets
Cash	$118,532	$593,611
Deposits	1,003	261,003
Total Current Assets	119,535	854,614

Property and Equipment:
Capitalized costs	136,879	102,248
Land	1,529,455	1,267,115
Building, Improvements and Equipment	275,000	275,000
Less: Accumulated Depreciation	(17,500)	(7,500)

Property and Equipment, net of accumulated depreciation	1,923,834	1,636,863

Escrow costs	25,451	25,451
Less: Accumulated Amortization	(1,405)	(479)
Escrow Costs, net of accumulated amortization	24,046	24,972

TOTAL ASSETS	$2,067,415	$2,516,449

LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Accounts Payable and Accrued Expenses	$359,713	$738,949

Total Current Liabilities	359,713	738,949

Note Payable	750,000	750,000

TOTAL LIABILITIES	1,109,713	1,488,949

STOCKHOLDERS' EQUITY
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2016 and December 31, 2015, respectively.	-	-

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 3,000,000 and 20,000,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	300	300

Discount on Common stock	(300)	(300)

Additional Paid in Capital	1,231,634	1,189,821
Accumulated Deficit	(273,932)	(162,321)
TOTAL STOCKHOLDERS' EQUITY	957,702	1,027,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,067,415	$2,516,449

The accompanying notes are an integral part of these consolidated financial statements.

USA Capital Management, Inc

Consolidated Statements of Operations

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Consulting Fees	$2,000,000	$600,000

Expenses:
Salaries & Wages	$64,433	$7,000
Payroll Taxes	5,610	669
Payroll Processing fees	630	25
Homeowners Association fees	-	501
Property/Liability insurance	2,037	1,472
Utilities	7,717	5,463
Property Taxes	15,289	12,668
Other Tax & Licenses	7,782	-
Municipal and State taxes	153	-
Legal and Professional fees	69,572	104,953
Review and Audit fees	30,025	15,125
Depreciation and Amortization	10,926	7,979
Office Supplies	997	-
Cost of Terminated Deals	10,000	-
Bank Charges	756	196
Total Expenses	$225,927	$156,051

Other Expenses:
Interest Expense	38,125	18,542
Total Other Expenses	38,125	18,542

Net Income before income taxes	$1,735,948	$425,407

Income taxes	71,560	17,016

Net Income	$1,664,388	$408,391

Earnings Per Share - basic and diluted	$0.55	$0.05

Weighted average shares-basic and diluted	3,000,000	8,821,917

The accompanying notes are an integral part of these consolidated financial statements.

USA Capital Management, Inc

Consolidated Statement of Changes in Stockholders' Equity

For the Year ended December 31, 2016 and for the period from December 31, 2014

	Common Stock		Discount on Common	Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Stock	in Capital	Deficit	Equity

Balance as of December 31, 2014	20,000,000	$2,000	$(2,000)	$712	$(712)	$-

Cancellation of common stock	(20,000,000)	$(2,000)	$2,000	-	-	-

Issuance of common stock	3,000,000	$300	$(300)	-	-	-

Additional paid in capital	-	-	-	$1,189,109	-	1,189,109

Net income	-	-	-	-	408,391	408,391

Dividends	-	-	-	-	(570,000)	(570,000)

Balance as of December 31, 2015	3,000,000	$300	$(300)	$1,189,821	$(162,321)	$1,027,500

Additional paid in capital	-	-	-	41,814	-	41,814

Net Income	-	-	-	-	1,664,388	1,664,388

Dividends	-	-	-	-	(1,776,000)	(1,776,000)

Balance as of December 31, 2016	3,000,000	$300	$(300)	$1,231,635	$(273,933)	$957,702

The accompanying notes are an integral part of these consolidated financial statements.

USA Capital Management, Inc.

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
OPERATING ACTIVITIES
Net Income	$1,664,388	$408,391
Non-cash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,926	7,979
Changes in Operating Assets and Liabilities:
(Increase) Decrease in deposits	260,000	(261,003)
Increase (Decrease) in accounts payable and accrued expenses	(379,236)	168,949
Total adjustments to reconcile net income to net cash	(108,310)	(84,075)

Net cash provided by operating activities	$1,556,078	$324,316

INVESTING ACTIVITIES
Increase in capitalized costs	(34,630)	(102,248)
Net cash used for investing activities	$(34,630)	$(102,248)

FINANCING ACTIVITIES

Proceeds from issuance of stockholders contribution to purchase land	(220,527)	371,543
Dividends	(1,776,000)	-
Net cash (used for)provided by financing activities	$(1,996,527)	$371,543

Net increase (decrease) in cash	(475,079)	593,611

Cash, beginning of year	593,611	-

Cash, end of year	$118,532	$593,611

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$20,000	$-

Non-cash transaction:
Dividends	$-	$570,000
Purchase of fixed assets from related party	$262,340	$2,317,566

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

USA Capital Management, Inc. ("USA Capital" or "the Company") was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking. In May 2015, the Company converted from a Delaware to a Puerto Rico corporation and moved its principal place of business to San Juan, Puerto Rico. The Company’s operations are mostly dedicated to its management consulting as it continues to focus on expanding its customer base. The properties are designated for development as the Company is working to complete its development plan and obtain financing. The Company qualified for a tax decree under ACT 20-2012 in Puerto Rico. The Company will benefit from significant income tax advantages, including a 4% tax on taxable income. The Company will continue to pursue other fee generating management contracts which may include carried interest, outside of Puerto Rico. USA Capital Management, Inc. intends to provide management services to Limited Liability Companies that are formed to promote, invest and operate businesses.

The Company has three employees and one officer, director and shareholder.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's audited financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

Consolidation is the process by which the financial statements of a parent company are combined with those of its subsidiaries, as if they were a single entity. All of the companies over which the Company has a direct or indirect power to determine financial and operating policies are included as part of these consolidated financial statements. All intercompany balances and transactions, if any, have been eliminated.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue recognition is based on accrual accounting in accordance with GAAP and is recognized when earned. Management fees are based on a percentage of the value of the managed project.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $118,532 and $593,611 of cash or cash equivalents as of December 31, 2016 and December 31, 2015, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016.

PROPERTY AND EQUIPMENT

Property and Equipment, including land, building, improvements and capitalized costs are stated at cost, less accumulated depreciation. We have determined the useful life of the buildings and improvements to be 27.5 years. Costs related to the acquisitions or future acquisitions have been capitalized, while expenses for repairs and maintenance are charged to operations as incurred.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

The Company has qualified in Puerto Rico under Act 20-2012, which among other benefits, is taxed at a rate of 4% of taxable income.

EARNINGS PER COMMON SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of December 31, 2016, there were no outstanding dilutive securities.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

On October 26, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2016-17-Consolidation Topic 810): Interest Held through Related Parties That Are under Common Control. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, 3,000,000 shares of common stock and no preferred stock were issued and outstanding as of December 31, 2016 and December 31, 2015.

The Company effected a change in control on May 5, 2015 with the redemption and cancellation of 20,000,000 shares of outstanding common stock, the resignation of the then officers and directors and the election of Richard Meruelo as President, Secretary and Chief Financial Officer. Richard Meruelo was named director of the Company.

On May 6, 2015, USA Capital issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 100% of the total outstanding 3,000,000 shares of common stock as follows:

Richard Meruelo	3,000,000

NOTE 4 – PROPERTY PLANT AND EQUIPMENT

The Company has purchased the following through December 31, 2015 and December 31, 2016:

Description	Purchase Date	Purchase Amount
Building	04/01/15	$275,000
Land	07/09/15	$1,000,000
Land	07/29/15	$260,000
Land	08/31/16	$262,340

These purchases were funded by paid in capital by its sole shareholder and were purchased under Rebuild San Juan-Puerta de Tierra, LLC and Rebuild San Juan-Puerta de Tierra II, LLC. These are single member LLC’s with USA Capital Management, Inc as its only member.

Additionally, the Company has capitalized legal costs of future purchases in the amount of $136,879.

In August 2016, USA Capital Management, Inc. closed on the purchase of a property for $262,340. This property is adjacent to the other acquisitions and is part of the Company’s comprehensive development plan. The $262,340 was contributed from the Company’s President, Richard Meruelo, as additional paid-in capital.

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

The purchase cost for the acquisition were as follows:

Rebuild San Juan-Puerta De Tierra, LLC	$1,007,115 (for Land)
Rebuild San Juan-Puerta De Tierra II, LLC	$ 522,340 (for Land)

The management fees generated of $2,000,000 and $600,000 for the years ended December 31, 2016 and

December 31, 2015 were with entities affiliated/related to the sole shareholder of USA Capital Management, Inc.

NOTE 7 – SUBSEQUENT EVENTS

In March, 2017, one of the managed properties of the Company was sold, realizing USA Capital with a fee income on that sale of $12,600,000. Additionally, a deposit of $1,000,000 was made for a parcel of land in March, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA CAPITAL MANAGEMENT, INC.

By:	/s/ Richard Meruelo
President, Chief Financial Officer

Dated: March 27, 2017

