Form 10-Q
period 2017-03-31
USA Capital Management Inc.
filed 2017-05-15
CIK 1623019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to ______ Commission file number ________

USA CAPITAL MANAGEMENT, INC

(Exact Name of Registrant as Specified in its Charter)

Puerto Rico	47-2128828
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

404 Ave Constitucion #208 San Juan, Puerto Rico	00901-2251
Address of Principal Executive Offices	Zip Code

787-900-5048
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2017
Common Stock, par value $0.001	3,000,000

USA Capital Management, Inc
Consolidated Balance Sheets

ASSETS	March 31, 2017 (Unaudited)	December 31, 2016
Current Assets
Cash	$1,028,327	$118,532
Accounts Receivable	600,000	-
Interest Receivable	55,556	-
Advances	6,300	-
Deposits	1,001,003	1,003
Total Current Assets	2,691,186	119,535

Note Receivable	12,500,000	-

Property and Equipment:
Capitalized costs	136,879	136,879
Land	1,529,455	1,529,455
Building, Improvements and Equipment	275,000	275,000
Less: Accumulated Depreciation	(20,000)	(17,500)
Property and Equipment, net of accumulated depreciation	1,921,334	1,923,834

Escrow costs	25,451	25,451
Less: Accumulated Amortization	(1,636)	(1,405)
Escrow Costs, net of accumulated amortization	23,815	24,046

TOTAL ASSETS	$17,136,335	$2,067,415

LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Accounts Payable and Accrued Expenses	$770,943	$359,713
Total Current Liabilities	770,943	359,713

Note Payable	750,000	750,000

TOTAL LIABILITIES	1,520,943	1,109,713

STOCKHOLDERS' EQUITY
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2017 and
December 31, 2016, respectively.	-	-

Common Stock, $0.0001 par value, 100,000,000 shares authorized;
3,000,000 shares issued and outstanding as of March 31, 2017
and December 31, 2016, respectively	300	300

Discount on Common stock	(300)	(300)

Additional Paid in Capital	1,331,634	1,231,634
Retained Earnings (Accumulated Deficit)	14,283,758	(273,932)
TOTAL STOCKHOLDERS' EQUITY	15,615,392	957,702

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,136,335	$2,067,415

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

USA Capital Management, Inc
Consolidated Statements of Operations

	For the Three Months Ended March 31, 2017 (Unaudited)	For the Three Months Ended March 31, 2016 (Unaudited)

Revenues	$15,200,000	$300,000

Operating Expenses:
Salaries and Wages	$7,000	$7,000
Payroll Taxes	900	668
Payroll Processing fees	-	25
Utilities	2,157	1,815
Property Taxes	3,812	3,552
Other Tax and Licenses	3,206	-
Municipal and State taxes	10	-
Legal and Professional fees	3,171	7,425
Review and Audit fees	5,775	3,675
Depreciation and Amortization	2,731	2,731
Bank Charges	361	155
Total Operating Expenses	$29,123	$27,046

Other Income (Expenses):
Interest Income	55,556	-
Interest Expense	(9,375)	(9,479)
Total Other Income (Expenses)	46,181	(9,479)

Net Income before income taxes	$15,217,058	$263,475

Provision for Income taxes	609,368	10,539

Net Income	$14,607,690	$252,936

Earnings Per Share - basic and diluted	$4.87	$0.08

Weighted average shares-basic and diluted	3,000,000	3,000,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

USA Capital Management, Inc.
Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
OPERATING ACTIVITIES
Net Income	$14,607,690	$252,936
Non-cash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,731	2,731
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(600,000)	(300,000)
Increase in interest receivable	(55,556)	-
Increase in advances	(6,300)	-
Increase in deposits	(1,000,000)	-
Increase (Decrease) in accounts payable and accrued expenses	411,230	(535,869)
Total adjustments to reconcile net income to net cash	(1,247,895)	(833,138)

Net cash provided by (used in) operating activities	$13,359,795	$(580,202)

INVESTING ACTIVITIES
Increase in capitalized costs	-	(16,944)
Increase in note receivable	(12,500,000)	-
Net cash used in investing activities	$(12,500,000)	$(16,944)

FINANCING ACTIVITIES
Proceeds from stockholders contribution	100,000	18,388
Dividends paid	(50,000)	-
Net cash provided by financing activities	$50,000	$18,388

Net increase (decrease) in cash	909,795	(578,758)

Cash, beginning of year	118,532	593,611

Cash, end of year	$1,028,327	$14,853

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

USA Capital Management, Inc. ("USA Capital" or "the Company") was incorporated on September 25, 2014 and is a Puerto Rican corporation with its principal place of business in San Juan, Puerto Rico. The Company’s operations include management consulting services and the acquisition of various properties for development. The Company has been granted tax benefits in Puerto Rico under ACT 20-2012. This allows the Company to benefit from significant income tax advantages, including a 4% tax on taxable income. The Company will pursue other fee generating management and consulting contracts which may include carried interest, outside of Puerto Rico. USA Capital Management, Inc. intends to provide management and consulting services to Limited Liability Companies that are formed to promote, invest and operate business opportunities globally.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2017. The results for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

REVENUE RECOGNITION

Revenue recognition is based on accrual accounting in accordance with GAAP and is recognized when earned. Consulting fees are based on a percentage of the value of the managed project.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash of $1,028,327 as of March 31, 2017 and $118,532 as of December 31, 2016. The Company has no cash equivalents.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017 of $778,327. During the year 2016, cash balances did, from time to time, exceed such limits.

Accounts receivable potentially exposes the Company to a concentration of credit risk. Management reviews its accounts receivable periodically to determine its collectability. The company expects to collect on its receivable and does not believe an allowance is necessary at March 31, 2017. The accounts receivable balance at March 31, 2017 is as follows:

Menada Inc.	$450,000
Residences at 107 Ave, Inc	150,000
$600,000

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

EARNINGS PER COMMON SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of March 31, 2017, there were no outstanding dilutive securities.

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

The carrying amounts of financial assets such as cash and accounts receivable approximate their fair values because of the short maturity of these instruments. In addition, the notes receivable and notes payable carrying amounts also approximate their fair values.

NOTE 2 – STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of the preferred stock, 3,000,000 shares of common stock and no preferred stock were issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. The total outstanding 3,000,000 shares of common stock are issued to a sole shareholder as follows:

Richard Meruelo	3,000,000 (or 100% of shares outstanding)

NOTE 3 – PROPERTY

The Company has purchased the following through March 31, 2017:

Description	Purchase Date	Purchase Amount
Building	04/01/15	275,000
Land	07/09/15	1,267,115
Land	08/31/16	262,340
Accumulated Depreciation		(20,000)
Total Property & Equipment, net		$1,784,455

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

The Company had $2,500 and $2,500 depreciation expense for March 31, 2017 and March 31, 2016.

NOTE 4 – NOTE RECEIVABLE

In March, 2017 the Company, as manager to a related entity that will be developing a parcel of land, provided an unsecured note of five years for $12,500,000 at a rate of 10%. Interest is due and payable at the end of each calendar year. The note and any remaining accrued interest is due in March, 2022. The Company has accrued interest at March 31, 2017 of $55,556.

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

The consulting fees generated by the Company of $15,200,000 as of March 31, 2017 are with entities affiliated/related to the sole shareholder of USA Capital Management, Inc.

NOTE 7 – SUBSEQUENT EVENTS

On May 9, 2017 the Company cancelled its contract to purchase the parcel of land and requested for a refund of the $1,000,000 deposit.

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

Results of Operations for the three months ended March 31, 2017 and March 31, 2016.

The Company had net income of $14,607,690 and $252,936 for the three months ended March 31, 2017 and March 31, 2016, respectively. The current quarter reflects consulting revenues of $15,200,000 and $300,000 for the prior year quarter. The increase in revenues for the current quarter is mainly comprised of $12,600,000 generated from the sale of one of its managed properties. The quarterly expenses for March 31, 2017 and March 31, 2016 are $38,498 and $36,525(before taxes). This decrease in current quarter legal fees was offset by increase in licenses and review fees. All other costs were comparable to the prior year quarter.

Liquidity and Capital Resources

The Company’s operating activities provided $13,359,795 for the three months ended March 31, 2017 and used $580,202 for the three months ended March 31, 2016. The cash provided in the current quarter was mostly a result of the fee generation of $15,200,000. The cash provided was reduced, in part, by a deposit made on a parcel of land of $1,000,000. The company continues to fund its operations from fees generated and receivable collections. Any deficiencies or additional capital expenditures will be provided through capital contributions by its sole stockholder.

The Company used $12,500,000 from investing activities to provide a note receivable to one of the properties it manages in the three months ended March 31, 2017. It used $16,944 for such investing activities at March 31, 2016.

For the three month period ended March 31, 2017, USA Capital provided $50,000 from financing activities. This was primarily a result of a $100,000 contribution from its sole shareholder and reduced by a dividend payment of $50,000. The Company had proceeds of $18,388 from financing activities for the three months ended March 31, 2016.

The Company had working capital of $1,920,243 and a working capital deficiency of $240,178 at March 31, 2017 and March 31, 2016, respectively.

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
Dated: May 15, 2017

