Form 10-Q
period 2017-06-30
USA Capital Management Inc.
filed 2017-08-11
CIK 1623019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2017
Common Stock par value $0.001	3,000,000

USA Capital Management, Inc

Condensed Consolidated Balance Sheet

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current Assets
Cash	$2,163,349	$118,532
Accounts Receivable	450,000	-
Interest Receivable	371,528	-
Advances	6,300	-
Deposits	1,003	1,003
Total Currrent Assets	2,992,180	119,535

Note Receivable	12,500,000	-

Property and Equipment:
Capitalized costs	136,879	136,879
Land	1,529,455	1,529,455
Development Costs	13,650	-
Building, Improvements and Equipment	275,000	275,000
Less: Accumulated Depreciation	(22,500)	(17,500)
Property and Equipment, net of accumulated depreciation	1,932,484	1,923,834

Escrow costs	25,451	25,451
Less: Accumulated Amortization	(1,867)	(1,405)
Escrow Costs, net of accumulated amortization	23,584	24,046

TOTAL ASSETS	$17,448,248	$2,067,415

LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Accounts Payable and Accrued Expenses	$744,054	$359,713
Total Current Liabilities	744,054	359,713

Note Payable	750,000	750,000

TOTAL LIABILITIES	1,494,054	1,109,713

STOCKHOLDERS' EQUITY
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	-	-

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	300	300

Discount on Common stock	(300)	(300)

Additional Paid in Capital	1,331,634	1,231,634
Retained Earnings (Accumulated Deficit)	14,622,560	(273,932)
TOTAL STOCKHOLDERS' EQUITY	15,954,194	957,702

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,448,248	$2,067,415

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

USA Capital Management, Inc

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30, 2017 (Unaudited)	For the Six Months Ended June 30, 2017 (Unaudited)	For the Three Months Ended June 30, 2016 (Unaudited)	For the Six Months Ended June 30, 2016 (Unaudited)

Revenues	$600,000	$15,800,000	$300,000	$600,000

Operating Expenses:
Salaries and Wages	$7,000	$14,000	$7,000	$14,000
Payroll Taxes	850	1,750	653	1,321
Payroll Processing fees	-	-	125	150
Utilities	2,259	4,416	2,482	4,297
Property Taxes	3,812	7,624	3,510	7,062
Tax and Licenses	4,094	7,300	7,157	7,157
Municipal and State taxes	11	21	130	130
Legal and Professional fees	18,230	21,400	29,719	37,144
Review and Audit fees	5,775	11,550	3,675	7,350
Depreciation and Amortization	2,732	5,463	2,732	5,463
Office supplies	-	-	997	997
Bank Charges	146	508	161	316
Total Operating Expenses	$44,909	$74,032	$58,341	$85,387

Other Income (Expenses):
Interest Income	315,972	371,528	-	-
Interest Expense	(9,479)	(18,854)	9,479	18,958
Total Other Income (Expenses)	306,493	352,674	9,479	18,958

Net Income before income taxes	$861,584	$16,078,642	$232,180	$495,655

Provision for Income taxes	36,282	645,650	10,934	21,473

Net Income	$825,302	$15,432,992	$221,246	$474,182

Earnings Per Share - basic and diluted	$0.28	$5.14	$0.07	$0.16

Weighted average shares - basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

USA Capital Management, Inc.

Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
OPERATING ACTIVITIES
Net Income	$15,432,992	$474,182
Non-cash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,463	5,463
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(450,000)	(400,000)
Increase in interest receivable	(371,528)	-
Increase in advances	(6,300)	-
Increase (Decrease) in accounts payable and accrued expenses	384,340	(461,202)
Total adjustments to reconcile net income to net cash	(438,025)	(855,739)

Net cash provided by (used in) operating activities	$14,994,967	$(381,557)

INVESTING ACTIVITIES
Increase in capitalized/development costs	(13,650)	(51,827)
Increase in note receivable	(12,500,000)	-
Net cash used in investing activities	$(12,513,650)	$(51,827)

FINANCING ACTIVITIES
Proceeds from stockholders contribution	100,000	38,388
Dividends paid	(536,500)	-
Net cash (used) provided by financing activities	$(436,500)	$38,388

Net increase (decrease) in cash	2,044,817	(394,996)

Cash, beginning of year	118,532	593,611

Cash, end of year	$2,163,349	$198,615

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2017. The results for the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash of $2,163,349 as of June 30, 2017 and $118,532 as of December 31, 2016. The Company has no cash equivalents.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017 of $1,785,030. During the year 2016, cash balances did, from time to time, exceed such limits. However, such limits were not exceeded at December 31, 2016.

Accounts receivable potentially exposes the Company to a concentration of credit risk. Management reviews its accounts receivable periodically to determine its collectability. The company expects to collect on its receivable and does not believe an allowance is necessary at June 30, 2017. The accounts receivable balance at June 30, 2017 is as follows:

Menada Inc.	$450,000

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

EARNINGS PER COMMON SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of June 30, 2017, there were no outstanding dilutive securities.

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

NOTE 2 – STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of the preferred stock, 3,000,000 shares of common stock and no preferred stock were issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. The total outstanding 3,000,000 shares of common stock are issued to a sole shareholder as follows:

Richard Meruelo	3,000,000 (or 100% of shares outstanding)

NOTE 3 – PROPERTY

The Company has purchased the following through June 30, 2017:

Description	Purchase Date	Purchase Amount
Building	04/01/15	$275,000
Land	07/09/15	$1,267,115
Land	08/31/16	$262,340
Accumulated Depreciation		$(22,500)
		$1,781,955

These purchases were funded by paid in capital by its sole shareholder and were purchased under Rebuild San Juan-Puerta de Tierra, LLC and Rebuild San Juan-Puerta De Tierra II, LLC. These are single member LLC’s with USA Capital Management, Inc. as its only member.

Additionally, the Company has capitalized legal costs of future purchases in the amount of $136,879 and incurred development costs of $13,650.

The Company had $5,000 of depreciation expense for June 30, 2017 and June 30, 2016.

NOTE 4 – NOTE RECEIVABLE

In March, 2017 the Company, as manager to a related entity that will be developing a parcel of land, provided an unsecured note of five years for $12,500,000 at a rate of 10%. Interest is due and payable at the end of each calendar year. The note and any remaining accrued interest is due in March, 2022. The Company has accrued interest at June 30, 2017 of $371,528.

NOTE 5 – NOTE PAYABLE

The Company took a note for $750,000 at 5% per annum on one of the purchased parcels of land, with interest accruing yearly. The note, which commenced on July 8, 2015, is for 36 months (due and payable on July 8, 2018). It is collaterized by the real estate purchased.

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

The consulting fees generated by the Company of $15,800,000 as of June 30, 2017 are with entities affiliated/related to the sole shareholder and Chief Executive Officer of USA Capital Management, Inc.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date and through the date of this filing and have concluded that there are no reportable subsequent events.

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

Results of Operations for the three months ended June 30, 2017 and June 30, 2016.

The Company had net income of $825,302 and $221,246 for the three months ended June 30, 2017 and June 30 31, 2016, respectively. The current quarter reflects consulting revenues of $600,000 and $300,000 for the prior year quarter. The increase in revenues for the current quarter is mainly due to increased fees from one of its managed properties. The quarterly operating expenses for the three months ended June 30, 2017 and June 30, 2016 are $44,909 and $58,341. A decrease in current quarter legal fees accounted for most of the decrease. All other costs were comparable to the prior year quarter.

Results of Operations for the six months ended June 30, 2017 and June 30, 2016.

The Company had net income of $15,432,992 and $474,182 for the six months ended June 30, 2017 and June 30 31, 2016, respectively. The current quarter reflects consulting revenues of $15,800,000 and $600,000 for the prior year quarter. The increase in revenues for the current quarter is comprised of $12,600,000 of fees generated from the sale of one of its managed properties. The quarterly operating expenses for the six months ended June 30, 2017 and June 30, 2016 are $74,302 and $85,387. A decrease in the current year legal fees accounted for most of the decrease. All other costs were comparable to the prior year.

Liquidity and Capital Resources

The Company’s operating activities provided $14,994,967 for the six months ended June 30, 2017 and used $381,557 for the six months ended June 30, 2016. The cash provided in the current quarter was mostly a result of the one-time fee of $12,600,000 from the sale of one of the managed properties. The company continues to fund its operations from fees generated and receivable collections. Any further capital expenditures will be provided by funds from its operations or capital contributions from its sole stockholder.

In the six months ended June 30, 2017, the Company used $12,513,650 in investing activities. $12,500,000 was to provide a note receivable to one of the properties it manages. It used $51,287 for such investing activities at June 30, 2016, mostly for capitalized costs.

For the six month period ended June 30, 2017, USA Capital used $436,500 from financing activities. This was primarily a result of a $536,500 in dividends paid (offset in part by a $100,000 contribution from its sole shareholder). The Company had proceeds of $38,388 from financing activities for the six months ended June 30, 2016 as a result of shareholder contribution.

The Company had working capital of $2,248,126 and a working capital deficiency of $240,178 at June 30, 2017 and December 31, 2016, respectively.

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

PART II – OTHER INFORMATION

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

ITEM 6.	EXHIBITS

(a)	Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA CAPITAL MANAGEMENT, INC.

	By:	/s/ Richard Meruelo
President, Chief Financial Officer

Dated: August 11, 2017