Form 10-Q
period 2017-09-30
USA Capital Management Inc.
filed 2017-11-14
CIK 1623019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number               000-55309

USA CAPITAL MANAGEMENT, INC

 (Exact Name of Registrant as Specified in its Charter)

Puerto Rico	47-2128828
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

404 Ave Constitucion #208 San Juan, Puerto Rico	00901-2251
Address of Principal Executive Offices	Zip Code

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13 2017
Common Stock, par value $0.0001	3,000,000

USA Capital Management, Inc

Condensed Consolidated Balance Sheets

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current Assets
Cash	$1,694,047	$118,532
Accounts Receivable	450,000	-
Interest Receivable	690,972	-
Advances	6,300	-
Deposits	1,003	1,003
Total Currrent Assets	2,842,322	119,535

Note Receivable	12,500,000	-

Property and Equipment:
Capitalized costs	-	136,879
Land	1,529,455	1,529,455
Development Costs	62,970	-
Building, Improvements and Equipment	275,000	275,000
Less: Accumulated Depreciation	(25,000)	(17,500)
Property and Equipment, net of accumulated depreciation	1,842,425	1,923,834

Escrow costs	25,451	25,451
Less: Accumulated Amortization	(2,099)	(1,405)
Escrow Costs, net of accumulated amortization	23,352	24,046

TOTAL ASSETS	$17,208,099	$2,067,415

LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Accounts Payable and Accrued Expenses	$791,877	$359,713
Total Current Liabilities	791,877	359,713

Note Payable	750,000	750,000

TOTAL LIABILITIES	1,541,877	1,109,713

STOCKHOLDERS' EQUITY
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	-	-

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	300	300

Discount on Common stock	(300)	(300)

Additional Paid in Capital	1,331,634	1,231,634
Retained Earnings (Accumulated Deficit)	14,334,588	(273,932)
TOTAL STOCKHOLDERS' EQUITY	15,666,222	957,702

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,208,099	$2,067,415

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

USA Capital Management, Inc

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2017 (Unaudited)	For the Nine Months Ended September 30, 2017 (Unaudited)	For the Three Months Ended September 30, 2016 (Unaudited)	For the Nine Months Ended September 30, 2016 (Unaudited)

Revenues	$600,000	$16,400,000	$300,000	$900,000

Operating Expenses:
Salaries and Wages	$7,000	$21,000	$15,333	$29,333
Payroll Taxes	596	2,346	1,602	2,923
Payroll Processing fees	-	-	200	350
Utilities	1,210	5,626	1,610	5,907
Property Taxes	5,706	13,330	4,156	11,218
Property insurance	-	-	750	750
Tax and Licenses	-	7,300	325	7,482
Municipal and State taxes	7	28	12	142
Legal and Professional fees	747	22,148	19,545	56,689
Write Off of Capitalzed costs	136,879	136,879	-	-
Review and Audit fees	5,775	17,325	3,775	11,125
Depreciation and Amortization	2,731	8,194	2,731	8,194
Office supplies	-	-	-	997
Late fees	366	366	-	-
Bank Charges	239	746	205	521
Total Operating Expenses	$161,256	$235,288	$50,244	$135,631

Other Income (Expenses):
Interest Income	319,444	690,972	-	-
Interest Expense	(9,584)	(28,438)	(9,584)	(28,542)
Total Other Income (Expenses)	309,860	662,534	(9,584)	(28,542)

Net Income before income taxes	$748,604	$16,827,246	$240,172	$735,827

Provision for Income taxes	31,576	677,226	10,085	31,558

Net Income	$717,028	$16,150,020	$230,087	$704,269

Earnings Per Share - basic and diluted	$0.24	$5.38	$0.08	$0.23

Weighted average shares-basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

USA Capital Management, Inc.

Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
OPERATING ACTIVITIES
Net Income	$16,150,020	$704,269
Non-cash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,194	8,194
Write-Off of Capitalized costs	136,879	-
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(450,000)	(500,000)
Increase in deposits		250,000
Increase in interest receivable	(690,972)	-
Increase in advances	(6,300)	-
Increase (Decrease) in accounts payable and accrued expenses	432,164	(429,790)
Total adjustments to reconcile net income to net cash	(570,035)	(671,596)

Net cash provided by (used in) operating activities	$15,579,985	$32,673

INVESTING ACTIVITIES
Increase in capitalized/development costs	-	(51,781)
Increase in note receivable	(12,500,000)	-
Net cash used in investing activities	$(12,500,000)	$(51,781)

FINANCING ACTIVITIES
Proceeds from stockholders contribution	37,030	(220,527)
Dividends paid	(1,541,500)	-
Net cash (used)provided by financing activities	$(1,504,470)	$(220,527)

Net increase (decrease) in cash	1,575,515	(239,635)

Cash, beginning of year	118,532	593,611

Cash, end of year	$1,694,047	$353,976

Non-Cash transaction:
Purchase of Fixed assets from related party	$-	$262,340

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2017. The results for the nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash of $1,694,047 as of September 30, 2017 and $118,532 as of December 31, 2016. The Company has no cash equivalents.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017 of $1,177,594. During the year 2016, cash balances did, from time to time, exceed such limits. However, such limits were not exceeded at December 31, 2016.

Accounts receivable potentially exposes the Company to a concentration of credit risk. Management reviews its accounts receivable periodically to determine its collectability. The company expects to collect on its receivable and does not believe an allowance is necessary at September 30, 2017. The accounts receivable balance at September 30, 2017 is as follows:

Menada Inc.	$450,000

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

EARNINGS PER COMMON SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of September 30, 2017, there were no outstanding dilutive securities.

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

NOTE 2 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of the preferred stock, 3,000,000 shares of common stock and no preferred stock were issued and outstanding as of September 30, 2017 and December 31, 2016, respectively. The total outstanding 3,000,000 shares of common stock are issued to a sole shareholder as follows:

Richard Meruelo	3,000,000 (or 100% of shares outstanding)

NOTE 3 – PROPERTY

Land and building are recorded at cost. Depreciation is computed on a straight line basis over the estimated life.

Additionally, the Company expensed at September 30, 2017 previously capitalized legal costs of $136,879 and incurred development costs of $62,970.

The Company had $7,500 of depreciation expense at September 30, 2017 and at September 30, 2016.

NOTE 4 – NOTE RECEIVABLE

In March, 2017 the Company, as manager to a related entity that will be developing a parcel of land, provided an unsecured note of five years for $12,500,000 at a rate of 10%. Interest is due and payable at the end of each calendar year. The note and any remaining accrued interest is due in March, 2022. The Company has accrued interest income  at September 30, 2017 of $690,972 (due on December 31, 2017).

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

The consulting fees generated by the Company of $16,400,000 and the interest income of $690,972 as of September 30, 2017 are with entities affiliated/related to the sole shareholder and Chief Executive Officer of USA Capital Management, Inc.

NOTE 7 –SUBSEQUENT EVENTS

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

Results of Operations for the three months ended September 30, 2017 and September 30, 2016.

The Company had net income of $717,028 and $230,087 for the three months ended September 30, 2017 and September 30, 2016, respectively. The current quarter reflects consulting revenues of $600,000 and $300,000 for the prior year quarter. The increase in current quarter revenues over the prior year quarter is due to increased fees from one of its new managed properties. A current quarter write-off of capitalized legal cost $137,626 mostly accounts for the increase in cost over the prior year quarter. The quarterly operating expenses for the three months ended September 30, 2017 and September 30, 2016 are $161,256 and $50,244. With the exception of a decrease in salary and wages, all other costs were comparable to the prior year quarter.

Results of Operations for the nine months ended September 30, 2017 and September 30, 2016.

The Company had net income of $16,150,020 and $704,269  for the nine months ended September 30, 2017 and September 30, 2016, respectively. The current year reflects consulting revenues of $16,400,000 and $900,000  for the prior year. The increase in revenues for the current year is comprised of $12,600,000 of fees generated from the sale of one of its managed properties. Additionally, the current year has $690,972 of accrued interest income resulting from its note receivable. There was no interest income for the nine months ended September 30, 2016. The operating expenses for the nine months ended September 30, 2017 and September 30, 2016 are $235,288 and $135,631. The write-off of capitalized legal fees accounted for most of the increase. With the exception of a decrease in salary and wages, all other costs were comparable to the prior year.

Liquidity and Capital Resources

The Company’s operating activities provided $15,443,106 for the nine months ended September 30, 2017 and $32,673 for the nine months ended September 30, 2016. The cash provided in the current year was mostly a result of the one-time fee of $12,600,000 from the sale of one of the managed properties. The company continues to fund its operations from fees generated and receivable collections

In the nine months ended September 30, 2017, the Company used $12,363,121 in investing activities, of which $12,500,000 was to provide a note receivable to one of the properties it manages. It used $51,781 for such investing activities at September 30, 2016, mostly for capitalized costs.

For the nine month period ended September 30, 2017, USA Capital used $1,504,470 from financing activities. This was primarily a result of $1,541,500 in dividends paid. The Company used $220,527 from financing activities for the purchase of land in the nine months ended September 30, 2016.

The Company had working capital of $2,050,445 and a working capital deficiency of $240,178 at September 30, 2017 and December 31, 2016, respectively.

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
Dated: November 14, 2017

