Form 10-K
period 2017-12-31
USA Capital Management Inc.
filed 2018-08-03
CIK 1623019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

$ 0

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
Class	August 02, 2018

Common Stock, par value $0.0001	3,000,000

Documents incorporated by reference:	None

PART I

Item 1.	BUSINESS

USA Capital Management, Inc. ("USA Capital" or "the Company") was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to selected mergers, acquisitions, development and consulting within the real estate industry. The Company was originally formed to provide a method for a foreign or domestic private company to become reporting company with a class of securities registered under the Securities Exchange Act of 1934. On September 25, 2014 the Company issued 20,000,000 shares to its two founders and directors. The Company registered its common stock on Form a 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (“the Exchange Act”) and Rule 12(g) thereof.

The Company effected a change in control on May 5, 2015 with the redemption and cancellation of the 20,000,000 shares of outstanding common stock, the resignation of the then officers and directors and the election of Richard Meruelo as President, Secretary and Chief Financial Officer. Richard Meruelo was named the director of the company. On May 6, 2015, the Company issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 to Richard Meruelo and is currently the sole shareholder.

In May 2015, the Company converted from a Delaware to a Puerto Rico corporation and moved its principal place of business to San Juan, Puerto Rico. Currently, the Company’s book and records are kept in California.

In June 2016, the Company was granted tax benefits by the government of Puerto Rico under the provisions of ACT 20-2012. Under the Act, the Company will benefit from significant tax advantages, including a 4% tax on qualifying taxable income.

In 2017, the Company had one employee and one officer, director and shareholder (three employees in 2016).

Item 2.	PROPERTIES

Our principal corporate office is located at 404 Ave Constitucion #208 San Juan, Puerto Rico 00901-2251. The Company’s books and records are kept in California.

Real Estate Acquisitions

The following list sets forth certain information for each of our consolidated real estate acquisitions as of December 31, 2017:

Description	Acquisition Date	Type of Real Estate
Condo Unit	04/01/2015	Residential
Land Parcel	07/09/2015	Commercial
Land Parcel	07/29/2015	Commercial
Land Parcel	08/31/2016	Commercial

Item 3.	LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities and no plans to currently sell any security to the public. The Company has not yet elected to cause the Company’s stock to trade in one or more United States securities markets.

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

Since inception, the Company has sold securities which were not registered as follows:

		NUMBER OF
DATE	NAME	SHARES		CONSIDERATION

September 25, 2014	James Cassidy	10,000,000	(1)	$1,000

September 25, 2014	James McKillop	10,000,000	(1)	$1,000

May 6, 2015	Richard Meruelo	3,000,000		$300

(1)	Shares redeemed and cancelled on May 5, 2015.

The Company paid cash dividends of approximately $.96 per share and $.59 per share for the twelve months ended December 31, 2017 and December 31, 2016, respectively. The Company expects to continue to pay cash dividends in the future.

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

The Company expects to manage Limited Liability Company’s (LLC’s) that are formed to promote, invest and operate business opportunities globally within the Real Estate Industry.

The Company qualified for tax benefits provided by Act 20 in Puerto Rico in June of 2016. Act 20 provides tax incentives to local companies exporting services from Puerto Rico to other jurisdictions in and outside of the United States. It allows for a reduced 4% income tax rate and a 60% municipal license tax exemption for a 20-year period together with the total income tax exemption on dividends. Advisory services on matters relating to any trade or business; investment banking and other financial services; advertising and public relations; economic, environmental, technological scientific, management, marketing, human resources, information and audit consulting, professional services, development of computer programs and research are among services that qualify for Act 20 tax benefits.

Results of Operations for the twelve months ended December 31, 2017 and December 31, 2016.

The Company increased its net income to $15,812,273 for the twelve months ended December 31, 2017 and had $1,664,388 for the twelve months ended December 31, 2016. This is largely a result of the current year fees earned increasing to $17,000,000. The total fees for the year ended December 31, 2016 was $2,000,000. The $15,000,000 increase was primarily a result of the Company’s participation in the sale of two of its managed properties from related parties. That participation in these sales generated in current year $14,600,000 fees, of which $10,400,0000 were consulting fees and $4,200,000 were a bonus fee income due to performance.

Current year expenses increased due to higher salary and wage costs of $147,567 and the write-off of $136,879 in capitalized legal costs. Those increases were partially offset by a reduction of legal fees in 2017 of approximately $46,000. All other expenses were generally comparable and consistent with the 2016 year. The resulting net income increase over last year accounted for approximately $592,994 of additional income taxes at December 31, 2017.

Liquidity and Capital Resources

Operating activities provided cash of $15,945,867 for the twelve months ended December 31, 2017 and $1,556,078 for December 31, 2016. The company continues to fund its operations from fees generated. Preliminary development cost will also be funded by the proceeds of its operating activities. Any additional capital expenditures will be provided through capital contributions by its sole stockholder.

Investing activities used for the twelve months ended December 31, 2017 of $12,594,610 was primarily a result of a note receivable provided in March, 2017. In addition, the Company paid $94,610 in preliminary development costs. The investing activities of $34,630 for December 31, 2016 were for legal costs incurred in the negotiation and pursuit of other developmental properties. There were no such costs in the current year.

In 2017, the Company used $2,786,500 from financing activities to pay cash dividends (net of $100,000 in capital contributions). During the twelve month period ended December 31, 2016, the Company used $220,527 from its financing activities to purchase the sole parcel of land it acquired (the funds were provided from its sole shareholder).

For the years ended December 31, 2017 and December 31, 2016, the Company had working capital(deficit) of $(394,711) and ($240,178), respectively. For the year ended December 31, 2017, the Company paid dividends of $2,886,500 to its sole shareholder and received contributions from its sole shareholder of $100,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2017 are attached hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 23, 2018, the Company engaged Benjamin & Young, LLP (“B&Y”) as its independent registered public accounting firm and dismissed Anton & Chia, LLP (“A&C”) from that role. The change in accountants was approved by the Company’s Audit Committee of the board of directors (“the Audit Committee”). The audit report of A&C on the Company’s financial statements for the fiscal year ended December 31, 2016 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company had no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with A&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Control & Procedures

Evaluation of Disclosure control and Procedures

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer and its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017:  The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. This material weakness resulted in, among other things, our failure to include all necessary disclosures in the draft financial statements provided to our outside auditing firm. The Company recognizes that in the future it may require additional personnel with knowledge and experience to assist in the preparation, review and completion of its consolidated financial statements and other reports required under the rules and regulations of the Securities and Exchange Commission (the “SEC”). As the need arises, the Company intends to hire additional employees with experience preparing reports for filing with the SEC and will continue to work with outside experts who can assist in the review and analysis of its financial reports before such drafts are delivered to its auditors for review and who can also assist in the evaluation and remediation of its internal controls over financial reporting. The Company does not believe that the material weakness has resulted in any material inaccuracies in the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 or any prior periods.

Our management, including our sole President, Secretary and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officer, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held
Richard Meruelo	55	President, Secretary, CFO, Director

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

The Company’s sole officer and director received compensation for services rendered to the company of $200,000 and $16,300 for the fiscal years ended December 31, 2017 and December 31, 2016. Executive compensation is summarized as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total Compensation

Richard Meruelo CEO / CFO	2017	$200,000	-	-	-	-	$200,000

No retirement, pension, profit sharing, stock option or issuance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2017, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company.

The Company does not have a compensation plans and has not authorized any securities for future issuance. Except as noted, the holder of thereof has sole voting and investment power with respect to the shares shown.

	Name and Address of	Amount of
Title of Class	of Beneficial Owner	Beneficial Ownership	Percent of Stock

Common	Richard Meruelo	3,000,000	100%
	404 Ave Constitucion #208
	San Juan, Puerto Rico 00901

Item 13.	Certain Relationships and Related Transactions and Director Independence

USA Capital Management, Inc. is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required.

All consulting/managing fees earned by the Company are generated through a related party of the sole shareholder, Richard Meruelo. The fee arrangement calls for a rate based on the approximate fair value of the managed property. Additionally, the agreements allow for, under certain conditions, for the Company to participate in bonuses/commissions when better than expected results are achieved.

The investment in an unconsolidated entity is a developments company in Florida owned by family members of Richard Meruelo, the sole shareholder of the Company. At December 31, 2017, USA Capital Management, Inc. owns an 18% in that development company.

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

December 31, 2017	December 31, 2016
$37,325	$30,025

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

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	10-11

Consolidated Financial Statements	12-15

Notes to Consolidated Financial Statements	16-20

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholder

USA Capital Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of USA Capital Management, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Benjamin & Young, LLP

We have served as the Company's auditor since 2018.

Irvine CA, California
August 3, 2018

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholder

Report on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of USA Capital Management, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, at December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

//s// Anton & Chia, LLP
Newport Beach, California
March 27, 2017

USA Capital Management, Inc

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

Current Assets
Cash	$683,289	$118,532
Accounts receivable	450,000	-
Advances	106,300	-
Deposits	1,003	1,003
Total Current Assets	1,240,592	119,535

Investment in unconsolidated entity	12,483,500	-

Property and Equipment:
Capitalized costs	-	136,879
Land	1,529,455	1,529,455
Development costs	94,610	-
Building, Improvements and Equipment	275,000	275,000
Less: Accumulated depreciation	(27,500)	(17,500)
Property and Equipment, net of accumulated depreciation	1,871,565	1,923,834

Escrow costs	25,451	25,451
Less: Accumulated amortization	(2,330)	(1,405)
Escrow Costs, net of accumulated amortization	23,121	24,046

TOTAL ASSETS	$15,618,778	$2,067,415

LIABILITIES and STOCKHOLDERS' EQUITY

LIABILITIES

Accounts Payable and Accrued Expenses	$885,303	$359,713
Note Payable	750,000	750,000
Total Current Liabilities	1,635,303	1,109,713

STOCKHOLDERS' EQUITY
Stockholders' Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.	-	-

Common Stock, $0.0001 par value, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding as December 31, 2017 and December 31, 2016, respectively	300	300

Discount on Common stock	(300)	(300)

Additional Paid in Capital	1,331,635	1,231,634
Accumulated Earnings(Deficit)	12,651,840	(273,932)
TOTAL STOCKHOLDERS' EQUITY	13,983,475	957,702

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,618,778	$2,067,415

The accompanying notes are an integral part of these consolidated financial statements.

USA Capital Management, Inc

Consolidated Statements of Operations

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Consulting Fees	$17,000,000	$2,000,000

Expenses:
Salaries & Wages	$212,000	$64,433
Payroll Taxes	12,444	5,610
Payroll Processing fees	-	630
Property/Liability insurance	1,215	2,037
Utilities	6,972	7,717
Property Taxes	16,220	15,289
Other Tax & Licenses	7,300	7,782
Municipal and State taxes	38	153
Legal and Professional fees	23,421	69,572
Write Off of Capitalzed costs	136,879
Review and Audit fees	37,325	30,025
Depreciation and Amortization	10,925	10,926
Office Supplies	-	997
Postage and courier expense	43	-
Cost of Terminated Deals	-	10,000
Late fees	2,991	-
Bank Charges	879	756
Total Expenses	$468,652	$225,927

Other Income Expenses:
Loss from investment in unconsilidated entity	(16,500)	-
Interest Expense	(38,021)	(38,125)
Total Other Expenses	(54,521)	(38,125)

Net Income before income taxes	$16,476,827	$1,735,948

Income taxes	664,554	71,560

Net Income	$15,812,273	$1,664,388

Earnings Per Share - basic and diluted	$5.28	$0.55

Weighted average shares-basic and diluted	3,000,000	3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

USA Capital Management, Inc

Consolidated Statement of Changes in Stockholders' Equity

For the Year ended December 31, 2017 and the period from December 31, 2015

	Common Stock
	Shares	Amount	Discount on Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance as of December 31, 2015	3,000,000	$300	$(300)	$1,189,821	$(162,321)	$1,027,500

Additional paid in capital	-	-	-	41,814	-	41,814

Net Income	-	-	-	-	1,664,388	1,664,388

Dividends	-	-	-	-	(1,776,000)	(1,776,000)

Balance as of December 31, 2016	3,000,000	$300	$(300)	$1,231,635	$(273,933)	$957,702

Additional paid in capital				100,000		100,000

Net Income					15,812,273	15,812,273

Dividends					(2,886,500)	(2,886,500)

Balance as of December 31, 2017	3,000,000	$300.00	$(300.00)	$1,331,635.00	$12,651,840.00	$13,983,475.00

The accompanying notes are an integral part of these consolidated financial statements.

USA Capital Management, Inc.

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
OPERATING ACTIVITIES
Net Income	$15,812,273	$1,664,388
Non-cash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,925	10,926
Loss from investment in unconsolidated entity	16,500	-
Write-Off of Capitalized costs	136,879	-

Changes in Operating Assets and Liabilities:
(Increase) in accounts receivable	(450,000)	-
(Increase) Decrease in deposits	-	260,000
(Increase) in advances	(106,300)
Increase (Decrease) in accounts payable and accrued expenses	525,590	(379,236)
Total adjustments to reconcile net income to net cash	133,594	(108,310)

Net cash provided by operating activities	$15,945,867	$1,556,078

INVESTING ACTIVITIES
Increase in capitalized/development costs	(94,610.00)	(34,630)
Increase in investments in unconsolidated entity	(12,500,000)	-
Net cash used for investing activities	$(12,594,610)	$(34,630)

FINANCING ACTIVITIES

Proceeds from issuance of stockholders contributions	100,000	(220,527)
Dividends	(2,886,500)	(1,776,000)
Net cash (used for) provided by financing activities	$(2,786,500)	$(1,996,527)

Net increase (decrease) in cash	564,757	(475,079)

Cash, beginning of year	118,532	593,611

Cash, end of year	$683,289	$118,532

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$70,395	$20,000

Non-cash transaction:
Purchase of fixed assets from related party	$-	$262,340

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Its wholly owned subsidiaries are Rebuild San Juan-Puerta de Tierra, LLC and Rebuild San Juan-Puerta de Tierra II, LLC.

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

Interest income on the Company’s notes receivable is recognized on an accrual basis over the life of the investment using the effective interest method. Direct loan origination fees and origination or acquisition costs are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $683,289 and $118,532 of cash or cash equivalents as of December 31, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017.

PROPERTY AND EQUIPMENT

Property and Equipment, including land, building, improvements and development costs are stated at cost, less accumulated depreciation. We have determined the useful life of the buildings and improvements to be 27.5 years. Costs related to the acquisitions or future acquisitions have been capitalized, while expenses for repairs and maintenance are charged to operations as incurred.

INVESTMENT IN UNCONSOLIDATED ENTITIES

For investments in entities that we do not control, but over which we exercise significant influence, we use the equity method of accounting. Our judgment with regard to our level of influence or control of an entity involves consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, our ability to participate in policy-making decisions and the rights of other investors to participate in the decision-making process to replace us as manager or to liquidate the entity. Investments accounted for under the equity method of accounting are recorded at cost and adjusted for our share in the earnings (losses) of the venture and cash contributions and distributions. Any difference between the carrying amount of the equity method investment on our balance sheet and the underlying equity in net assets on the entity’s balance sheet results in a basis difference which is adjusted as the related underlying assets are depreciated, amortized or sold and the liabilities are settled. We generally allocate income and loss from unconsolidated entities based on the venture’s distribution priorities, which may be different from its stated ownership percentage.

The Company evaluates the recoverability of its investment in unconsolidated entities by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is “other-than-temporary,” the Company reduces the investment to its estimated fair value. No other-than-temporary impairments were identified during either the year ended December 31, 2017 or 2016.

INCOME TAXES

Taxation on profits earned in Puerto Rico has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in Puerto Rico in which the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the country of operations.

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

The Company has qualified in Puerto Rico under Act 20-2012, which among other benefits, is taxed at a rate of 4% of qualifying taxable income.

EARNINGS PER COMMON SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of December 31, 2017, there were no outstanding dilutive securities.

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

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, 3,000,000 shares of common stock. There were no preferred stock issued and outstanding as of December 31, 2017 and December 31, 2016.

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

NOTE 4 – PROPERTY PLANT AND EQUIPMENT

Land and building are recorded at cost. Depreciation is computed on a straight line basis over the estimated life. In the current year, $136,879 was expensed from previously capitalized costs.

Depreciation expense for the years ended December 31, 2017 and December 31, 2016 was $10,000.00.

NOTE 5 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Rebuild Miami–Edgewater

In March 16, 2017 the Company, as manager to a related party that is currently developing a parcel of land, provided an unsecured note of five years for $12,500,000 at a rate of 10% and which was subsequently converted into an approximate 29% membership interest in Rebuild Miami-Edgewater, LLC which was recorded and accounted as an investment in unconsolidated entity using the equity method of accounting with an effective date as of December 31, 2017. Rebuild Miami–Edgewater, LLC was incorporated in December, 2014 as a domestic limited liability company under the laws of the State of Florida. Rebuild Miami–Edgewater, LLC was formed for the purposes of purchasing and developing approximately 7.4 acres of land, which is currently under development. Share of losses were picked up during 2017. Most development costs were capitalized and only an impairment loss was recognized of which $16,500 was picked up by the Company and included in other expenses as a Loss from Investment in Unconsolidated Entity.

The following table summarizes the balance sheet data of the Rebuild Miami–Edgewater, LLC and the Company’s investment balance as of December 31, 2017:

2017
Cash	$46,669
Real estate – land and improvements	54,900,000
Other assets	85,749
Total assets	$55,032,418

Accounts payable and other liabilities	$1,907,386
Note payable secured by real estate	13,000,000
Related party notes payable	17,500,000
Members’ Capital	22,625,032
Total liabilities and members’ capital	$55,032,418

Impairment loss	20,935,901
Net Loss	$20,935,901

The Company’s share of capital in Rebuild Miami-Edgewater	$12,483,500
Unamortized basis difference	-
The Company’s investment in Rebuild Miami-Edgewater	$12,483,500

NOTE 6 – NOTE PAYABLE

In the negotiation for the closing of the $1,000,000 land purchase, the seller, as an inducement to close escrow quickly, accepted a note for $750,000 at 5% per annum, with interest accruing yearly. The note, which commenced on July 8, 2015, is for 36 months (due and payable on July 8, 2018). At December 31, 2017, the Company has accrued interest payable of $94,688.

NOTE 7 – INCOME TAXES

We operate under tax holidays in other countries, which are effective through December 31, 2025, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased taxes by $5,761,409, and $605,460 for 2017 and 2016, respectively. The benefit of the tax holidays on net income per share (diluted) was $1.92 and $.20 for 2017 and 2016, respectively. Commencing after the year ending December 31, 2025, the Company would be subject to the regular prevailing corporate tax rates. If those tax rates were in effect today, the Company’s income tax expense for the years ended December 31, 2017 and December 31, 2016 would be $6,425,963 and $677,020.

NOTE 8 – RELATED PARTY TRANSACTIONS

All of the management/consulting fees generated of $17,000,000 and $2,000,000 for the years ended December 31, 2017 and December 31, 2016 are with entities affiliated/related to the sole shareholder of USA Capital Management, Inc. The fee arrangement calls for a rate based on the approximate fair value of the managed property. In addition to the specified management/consulting fees, these agreements allow for, under certain circumstances, for the company to participate in bonuses when better than expected results are achieved. Such bonuses were paid in 2017 (none in 2016).

The investment in an unconsolidated entity is with a development company in Florida owned by family members of Richard Meruelo. At December 31, 2017, the Company owns approximately 29% in that development company.

NOTE 9 – SUBSEQUENT EVENTS

In February,2018 the Company received a one time commission/fee of $8,000,000 on a sale of property owned by a related party.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA CAPITAL MANAGEMENT, INC.

By:	/s/ Richard Meruelo
President, Chief Financial Officer

Dated: August 3, 2018

